Form 10QSB
period 1999-03-31
CNBC BANCORP /OH
filed 1999-05-14
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT

For the transition period from _____ to _____.

Commission file number:

                                  CNBC BANCORP
        (Exact name of small business issuer as specified in its charter)


            Ohio                                       31-1478140
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


              100 East Wilson Bridge Road, Worthington, Ohio 43085
                    (Address of principal executive offices)

                                 (614) 848-8700
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                   1,118,210 common shares
                                                  outstanding at March 31, 1999

Transitional Small Business Disclosure Format (check one):
Yes     No    X
   ----   ------

                                  CNBC BANCORP
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ...............................................................  3

         Condensed Consolidated Statements of Income..........................................................  4

         Condensed Consolidated Statements of Comprehensive Income............................................  5

         Condensed Consolidated Statements of Changes in Shareholders' Equity ................................  6

         Condensed Consolidated Statements of Cash Flows .....................................................  7

         Notes to the Consolidated Financial Statements ......................................................  8


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   17

Item 2.  Changes in Securities and Use of Proceeds..........................................................   17

Item 3.  Defaults Upon Senior Securities....................................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders................................................   17

Item 5.  Other Information..................................................................................   17

Item 6.  Exhibits and Reports on Form 8-K...................................................................   17

SIGNATURES   ...............................................................................................   18

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                                                       March 31                  December 31
                                                                                               1999                        1998
                                                                                               ----                        ----
Cash and Non Interest-Bearing Balances ....................................               $   7,248,908                $   5,256,468
Interest Bearing Balances .................................................                  12,036,713                    2,589,088
Federal Funds Sold ........................................................                   5,000,000                    4,850,000
Money Market Funds ........................................................                  10,812,105                    4,801,173
                                                                                          -------------                -------------
Total Cash and Cash Equivalents ...........................................                  35,097,726                   17,496,729

Securities Available for Sale .............................................                   4,404,589                    5,218,341
Loans, Net ................................................................                 159,448,891                  148,880,855
Premises and Equipment ....................................................                   1,957,858                    1,943,744
Accrued Interest Receivable ...............................................                   1,009,630                      825,435
Other Assets ..............................................................                     883,089                      748,079
                                                                                          -------------                -------------

Total Assets ..............................................................               $ 202,801,783                $ 175,113,183
                                                                                          =============                =============

LIABILITIES

Deposits:
         Non-Interest Bearing .............................................               $  20,597,557                $  21,013,393
         Interest Bearing .................................................                 153,388,689                  130,466,924
                                                                                          -------------                -------------
                  Total Deposits ..........................................                 173,986,246                  151,480,317

Borrowings ................................................................                  15,247,628                   10,684,892
Other Liabilities .........................................................                   1,101,676                      976,472
                                                                                          -------------                -------------

Total Liabilities .........................................................                 190,335,550                  163,141,681

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
         Authorized Shares - 2,000,000
         Issued and Outstanding - 1,118,210 in 1999 and
         1,116,972 in 1998 ................................................                   8,386,407                    8,379,375
Retained Earnings .........................................................                   4,083,088                    3,579,127
Accumulated Other Comprehensive Income ....................................                      (3,262)                      13,000
                                                                                          -------------                -------------

Total Shareholders' Equity ................................................                  12,466,233                   11,971,502
                                                                                          -------------                -------------

Total Liabilities and Shareholders' Equity ................................               $ 202,801,783                $ 175,113,183
                                                                                          =============                =============




                                See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                            March 31
                                                                                                            --------
                                                                                                   1999                      1998
                                                                                               ----------                 ----------
INTEREST INCOME

         Loans, including Fees ...............................................                 $3,276,941                 $2,708,964
         Taxable Securities ..................................................                     69,889                     65,288
         Money Market Funds ..................................................                     54,458                     83,192
         Federal Funds Sold ..................................................                     23,461                     49,518
         Deposits with Banks .................................................                     49,837                     28,979
                                                                                               ----------                 ----------
Total Interest Income ........................................................                  3,474,586                  2,935,941
                                                                                               ----------                 ----------

INTEREST EXPENSE

         Deposits ............................................................                  1,408,095                  1,314,533
         Borrowings ..........................................................                    201,863                    153,239
                                                                                               ----------                 ----------
Total Interest Expense .......................................................                  1,609,958                  1,467,772
                                                                                               ----------                 ----------

         Net Interest Income .................................................                  1,864,628                  1,468,169
         Provision for Loan Losses ...........................................                    164,000                    119,800
                                                                                               ----------                 ----------

Net Interest Income After Provision for Loan Losses ..........................                  1,700,628                  1,348,369

NON-INTEREST INCOME

         Service Charges on Deposits .........................................                     45,235                     30,456
         Net Gains on Sales of Securities ....................................                     15,395                         --
         Other Income ........................................................                     29,766                     25,704
                                                                                               ----------                 ----------
Total Non-Interest Income ....................................................                     90,396                     56,160
                                                                                               ----------                 ----------

NON-INTEREST EXPENSES

         Salaries and Benefits ...............................................                    609,619                    472,102
         Occupancy and Equipment, Net ........................................                     27,242                     28,897
         Data Processing .....................................................                     76,215                     64,723
         Customer Courier ....................................................                     48,000                     45,000
         Professional Services ...............................................                     36,127                     29,998
         State Franchise Tax .................................................                     37,110                     32,417
         Other Expenses ......................................................                    180,250                    122,825
                                                                                               ----------                 ----------
Total Non-Interest Expenses ..................................................                  1,014,563                    795,962
                                                                                               ----------                 ----------

Income Before Income Taxes ...................................................                    776,461                    608,567
Income Tax Expense ...........................................................                    272,500                    211,400
                                                                                               ----------                 ----------

         Net Income ..........................................................                 $  503,961                 $  397,167
                                                                                               ==========                 ==========

EARNINGS PER COMMON SHARE

    Basic ....................................................................                 $      .45                 $      .36
                                                                                               ==========                 ==========

    Diluted ....................................................................               $      .42                 $      .32
                                                                                               ==========                 ==========



                                See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                  CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

                                                                                                       Three Months Ended
                                                                                                             March 31
                                                                                                    1999                     1998
                                                                                                 ---------                ---------
Net Income .......................................................................               $ 503,961                $ 397,167

Other Comprehensive Income:
Unrealized Gain or (Loss) on Securities Available for Sale .......................                 (24,542)                  (1,308)
Tax Effect .......................................................................                  (8,280)                    (408)
                                                                                                 ---------                ---------

Other Comprehensive Income .......................................................                 (16,262)                    (900)
                                                                                                 ---------                ---------

Comprehensive Income..............................................................               $ 487,699                $ 396,267
                                                                                                 =========                =========








                                See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                               Three Months Ended March 31
                                                                                           1999                            1998
                                                                                           ----                            ----
BALANCES AT  BEGINNING OF PERIOD ...................................                   $ 11,971,502                    $ 10,481,664

Net Income .........................................................                        503,961                         397,167

Proceeds from Exercise of Warrants .................................                          7,032                           3,995

Other Comprehensive Income .........................................                        (16,262)                           (900)
                                                                                       ------------                    ------------

BALANCES AT  END OF PERIOD .........................................                   $ 12,466,233                    $ 10,881,926
                                                                                       ============                    ============







                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                          March 31
                                                                                                          --------
                                                                                                 1999                      1998
                                                                                                 ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ...................................................................              $    503,961               $    397,167
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses ..................................                   164,000                    119,800
                  Depreciation ...............................................                    47,700                     36,580
                  Net Realized Gain on Securities
                     Available for Sale ......................................                   (15,395)                        --
                  Net Amortization/Accretion on Securities ...................                     3,561                       (277)
                  Federal Home Loan Bank Stock Dividend ......................                   (20,500)                   (19,300)
                  Changes in:
                           Interest Receivable ...............................                  (163,695)                  (216,914)
                           Other Assets ......................................                  (126,732)                   (68,303)
                           Other Liabilities .................................                   315,089                    140,813
                                                                                            ------------               ------------

         Net Cash Provided by Operating Activities ...........................                   707,989                    389,566

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities ......................................................                (3,004,033)                (2,028,281)
Maturities of Securities .....................................................                   750,000                    250,000
Sales of Securities ..........................................................                 3,055,079                         --
Net Increase in Loans ........................................................               (10,732,036)                (4,041,927)
Purchase of Premises and Equipment ...........................................                   (61,814)                   (39,223)
                                                                                            ------------               ------------

         Net Cash Flows Used in Investing Activities .........................                (9,992,804)                (5,859,431)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits .....................................................                22,505,929                 17,003,163
Net Proceeds from Issuance of Common Stock ...................................                     7,032                      3,995
Advances from Federal Home Loan Bank .........................................                 4,000,000                    750,000
Principal Payments on Federal Home Loan Bank Advances ........................                  (437,264)                  (336,162)
Net Proceeds from Loan Payable ...............................................                 1,000,000                         --
Dividends Paid ...............................................................                  (189,885)                  (138,970)
                                                                                            ------------               ------------

         Net Cash Flows Provided by Financing Activities .....................                26,885,812                 17,282,026
                                                                                            ------------               ------------

         Net Change in Cash and Cash Equivalents .............................                17,600,997                 11,812,161
Cash and Cash Equivalents at Beginning of Year ...............................                17,496,729                 15,060,033
                                                                                            ------------               ------------
Cash and Cash Equivalents at End of Period ...................................              $ 35,097,726               $ 26,872,194
                                                                                            ============               ============

Cash  Paid During the Period for
         Interest ............................................................              $  1,493,304               $  1,388,215
         Income Taxes ........................................................                    20,000                     10,000




                                See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 1998 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of CNBC Bancorp and its wholly-owned subsidiary, Commerce National Bank ("Commerce National"). All significant intercompany transactions and balances have been eliminated.

Revenues and assets are derived from the banking industry, serving primarily small business customers in the central Ohio region. Banking deposit products include checking and savings accounts and certificates of deposit. Business loans are secured by real estate, accounts receivable, inventory, equipment and other types of collateral and are expected to be repaid from cash flows from operations of businesses. Personal loans are secured by real estate, stocks and other collateral. A small portion of loans are unsecured. All of CNBC's banking operations are considered by management to be aggregated in one reportable operating segment.

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and the status of contingencies are particularly subject to change.

CNBC adopted Statement of Financial Accounting Standards ("SFAS") No. 128 on December 31, 1997 which requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is net income divided by the weighted-average number of common shares outstanding. Diluted EPS is the weighted-average number of common shares outstanding during the year and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of CNBC's common stock. The calculation for weighted average shares is as follows:


                                                             March 31, 1999         December 31, 1998
                                                             --------------         -----------------
Weighted average shares for basic EPS                             1,117,778                 1,113,952
Add dilutive effect of:
   Exercise of warrants..........................                    47,791                    46,318
   Exercise of stock options.....................                    72,778                    68,458
                                                                  ---------                 ---------
Weighted averages shares for diluted EPS...                       1,238,347                 1,228,728

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The weighted-average shares outstanding and earnings per share and dividends per share information has been adjusted to reflect the 2-for-1 stock split declared by CNBC in January, 1998.

Loans are reported at the principal balance outstanding, net of deferred loan fees and costs and the allowance for loan losses. Interest income on loans is recognized on the interest method and includes amortization of net deferred loan fees and costs over the loan term. The accrual of interest on loans will be suspended when a loan is 90 days or more past due, unless the loan is well collateralized or in the process of collection. When a loan is placed on nonaccrual status, accrued and unpaid interest at risk is charged against income. Payments received on nonaccrual loans will be applied against principal until recovery of the remaining balance is reasonably assured.

Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

CNBC adopted on January 1, 1998, SFAS No. 130, "Reporting Comprehensive Income," issued by the FASB in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

Certain items in the financial statements have been reclassified to conform with the current presentation.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - LOANS

Loans were comprised of the following:

                                                                                   MARCH 31, 1999                 DECEMBER 31, 1998
                                                                                   --------------                 -----------------
Residential Real Estate Loans ..................................                    $  22,001,294                     $  21,234,368
Real Estate Construction Loans .................................                        9,082,886                         9,903,512
Real Estate Investment Loans ...................................                       70,891,432                        63,607,025
Business Loans .................................................                       49,132,789                        46,203,996
Personal Loans .................................................                       10,865,866                        10,215,288
                                                                                    -------------                     -------------
         Subtotal ..............................................                      161,974,267                       151,164,189
Allowance for Loan Losses ......................................                       (2,225,013)                       (2,055,000)
Net Deferred Fees and Costs ....................................                         (300,363)                         (228,334)
                                                                                    -------------                     -------------

Net Loans ......................................................                    $ 159,448,891                     $ 148,880,855
                                                                                    =============                     =============


NOTE 3 - DEPOSITS

Total interest bearing deposits were classified as follows:

                                                                                       MARCH 31, 1999              DECEMBER 31, 1998
                                                                                       --------------              -----------------
Interest Bearing Demand ............................................                    $ 14,121,375                    $ 14,232,748
Savings ............................................................                      75,112,369                      58,690,625
Time, Balances Under $100,000 ......................................                      35,161,064                      30,571,254
Time, Balances $100,000 and Over ...................................                      28,993,881                      26,972,297
                                                                                        ------------                    ------------

Total Interest Bearing Deposits ....................................                    $153,388,689                    $130,466,924
                                                                                        ============                    ============

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - REGULATORY MATTERS

CNBC and Commerce National are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet adequately capitalized requirements could result in regulatory action that could have a direct material effect on the financial statements.

The Office of the Comptroller of the Currency ("OCC") must approve the declaration of any dividends for Commerce National in excess of available retained earnings and in excess of the sum of profits for the year combined with the retained earnings from the two preceding years, less any required transfer to surplus. In addition, dividends may not reduce capital levels below the minimum regulatory requirements disclosed above.

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. Commerce National met the requirements of a well capitalized institution as defined above, at March 31, 1999 and December 31, 1998. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.


                                                                                                          To Be Well
                                                                                                       Capitalized Under
                                                                                  For Capital          Prompt Corrective
                                                          Actual              Adequacy Purposes        Action Provisions
                                                          ------              -----------------        -----------------
                                                    Amount      Ratio         Amount       Ratio      Amount        Ratio
                                                    ------      -----         ------       -----      ------        -----

                                                                             (Dollars in Millions)
March 31, 1999
Total Capital to Risk Weighted Assets
     Consolidated...........................         $14.5       9.0%          $12.8        8.0%        $16.0       10.0%
     Commerce National only.................         $16.8      10.5%          $12.8        8.0%        $16.0       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     Consolidated...........................         $12.5       7.8%           $6.4        4.0%         $9.6        6.0%
     Commerce National only.................         $10.5       6.6%           $6.4        4.0%         $9.6        6.0%
Tier 1 (Core) Capital to Average Assets
     Consolidated...........................         $12.5       6.8%           $7.3        4.0%         $9.1        5.0%
     Commerce National only.................         $10.5       5.8%           $7.3        4.0%         $9.1        5.0%

December 31, 1998
Total Capital to Risk Weighted Assets
     Consolidated...........................         $13.7       9.5%          $11.5        8.0%        $14.4       10.0%
     Commerce National only.................         $15.2      10.6%          $11.5        8.0%        $14.4       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     Consolidated...........................         $11.9       8.3%           $5.8        4.0%         $8.7        6.0%
     Commerce National only.................         $10.0       6.9%           $5.8        4.0%         $8.6        6.0%
Tier 1 (Core) Capital to Average Assets
     Consolidated...........................         $11.9       7.0%           $6.8        4.0%         $8.5        5.0%
     Commerce National only.................         $10.0       5.9%           $6.8        4.0%         $8.5        5.0%

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - REGULATORY MATTERS (CONTINUED)

In April, 1999, CNBC completed a public offering for a total of 165,000 shares of its common stock which raised $4,950,000 in new capital funds. The following table lists the consolidated and Commerce National capital ratios as adjusted for the new capital.


                                                    Amount      Ratio
Total Capital to Risk Weighted Assets
     Consolidated...........................         $19.5      12.1%
     Commerce National only.................         $20.8      13.5%
Tier 1 (Core) Capital to Risk Weighted Assets
     Consolidated...........................         $17.5      10.9%
     Commerce National only.................         $12.5       7.8%
Tier 1 (Core) Capital to Average Assets
     Consolidated...........................         $17.5       9.6%
     Commerce National only.................         $12.5       6.8%

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at March 31, 1999, compared to December 31, 1998, and the consolidated results of operations for the three months ended March 31, 1999, compared to the same period in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

When used in this Form 10-QSB or future filings by CNBC with the Securities and Exchange Commission, in CNBC's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. CNBC wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect CNBC's financial performance and could cause CNBC's actual results for future periods to differ materially from those anticipated or projected. CNBC does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CNBC is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. In addition, CNBC is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.

FINANCIAL  CONDITION

Total assets increased $28 million, or 16%, to $203 million at March 31, 1999. The two largest components of this increase are an increase in cash and cash equivalents of $17.6 million and an increase of $10.6 million in loans outstanding.

The increase in loans is comprised primarily of a $7.3 million increase in real estate investment loans and a $2.9 million increase in business loans. These increases are above Commerce National's budgeted growth goals. Management attributes much of this growth to the continuing consolidation of its competitors which has resulted in a higher demand for Commerce National's more personal and responsive service. The central Ohio economy continues to be strong, especially in residential and commercial construction. Management anticipates opportunities are good for continued growth due to Commerce National's small business focus and personal service, a strong local economy, and continuing consolidation of its competitors.

The primary reason for the large increase in cash and cash equivalents is the investment of a large, temporary increase in customer deposits as described below. These funds will be invested with the Federal Home Loan Bank with maturities ranging from 7 to 14 days until the funds are withdrawn by the customers.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



The primary increase in liabilities was a $22.5 million increase in deposit accounts. Of this increase, $16.4 million was in savings account balances, as a result of a small number of customers with combined new balances of $14 million. The majority of these new deposits are not expected to remain on deposit for an extended time. Therefore, these funds are invested in short term investments. Deposit balances continue to grow as a result of Commerce National's small business focus and available cash management products for its customers. Certificates of deposit grew $6.6 million, with $6.0 million of this growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes with terms generally ranging from 18 months to 3 years.

Borrowings increased $5 million, with $4 million of the increase in Federal Home Loan Bank advances and $1 million representing a short term loan payable used by CNBC to supplement the capital of Commerce National. This loan was repaid from the proceeds of the common stock offering in April, 1999.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was $503,961, a 27% increase over the $397,167 for the same period in 1998. The increase was primarily driven by a $396,000 increase in net interest income, offset by an increase to provision for loan losses of $44,000, increased operating expenses of $219,000 and a $61,000 increase in federal income tax expense.

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. The 27% increase in net interest income was primarily the result of an increase in average loans outstanding of 30% for 1999 compared to 1998. Similar to 1998, loan growth was most significant in the business and real estate investment loan categories, which reflects Commerce National's business focus and an expanding local economy.

The increase in the provision for loan losses of $44,000 is due to the growth of the overall loan portfolio.

Non-interest expense was up 27.5% for the three month ended March 31,1999 versus the three months ended March 31, 1998. Normal salary increases and the hiring of additional personnel to generate and support Commerce National's growth were the major reasons for the increase in non-interest expense. One of the key measures utilized by management to track personnel efficiency is the dollar amount of revenues generated per dollar amount of personnel expense. For the three months ended March 31, 1999 and 1998, these figures were $3.21 and $3.23, respectively. The increase in Other Expenses related to an increased budget for marketing and advertising and employee training. The increase in federal income tax expense is the result of CNBC's increased profitability.


LIQUIDITY

CNBC's objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as new loans or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are new deposit accounts, loan principal payments, money market mutual funds, securities available for sales, federal funds sold and cash and deposits with

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



banks. Along with its liquid assets, CNBC has additional sources of liquidity available to ensure that adequate funds are available as needed which include, but are not limited to, the sale of loan participations to other financial institutions, the purchase of federal funds and borrowing from the Federal Home Loan Bank. Management believes that it has the capital adequacy, profitability and reputation to meet its current and foreseeable liquidity needs.

At March 31, 1999, Commerce National had $46.8 million in available short-term funding sources to mitigate any risks from changes in deposit account balances, which represents 43% of checking and savings deposits which can be immediately withdrawn. These sources are detailed as follows:


         Short term investments                                                 $ 28,525,000
         Unused borrowing capacity with the Federal Home Loan Bank                10,902,000
         Federal funds lines of credit with other banks                            6,400,000
         Unpledged investment securities                                             976,000
                                                                                ------------
         Total                                                                  $ 46,803,000
                                                                                ============


Additionally, Commerce National could accept approximately $22 million in additional brokered certificates of deposit before it would reach its internally set maximum of 30% of total deposits.


CAPITAL RESOURCES

CNBC and Commerce National are both subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain ceases. Failure to meet various capital requirements can initiate regulatory action having a direct material affect on the operations of Commerce National.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Commerce National met the requirements of a well capitalized institution as defined above, at March 31, 1999 and December 31, 1998. If Commerce National's capital classification were to change to adequately capitalized, regulatory approval would need to be obtained to continue to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:


                                                              Capital to risk-
                                                               weighted assets
                                                               ---------------            Tier 1 capital
                                                           Total             Tier 1      to average assets
                                                           -----             ------      -----------------
         Well capitalized                                   10%                6%               5%
         Adequately capitalized                              8%                4%               4%
         Undercapitalized                                    6%                3%               3%

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



CNBC's capital requirements are measured on a combined basis with Commerce National, using consolidated totals. Commerce National is measured independently. The actual capital ratios are discussed in Note 4.

CNBC Bancorp filed the required Registration Statement to sell approximately $4,950,000 of its common stock in March, 1999. The net proceeds will be used to purchase subordinated debentures and common stock of Commerce National to increase Commerce National's capital ratios. The stock offering was fully subscribed and closed as of April 16, 1999. After accounting for the offering, CNBC and Commerce National will have in excess of $6 million in capital above the level needed to remain in the adequately capitalized capital category and in excess of $3 million above the level needed to remain in the well capitalized category.


YEAR 2000

As stated in CNBC's registration statement on Form SB-2, file number 333-68797 filed March 12, 1999, the majority of its efforts regarding Year 2000 ("Y2K") preparedness have been completed. During March and April, 1999, Commerce National completed the testing of its new proof and item capture system with no significant problems noted. Management has also begun the process of securing guaranteed liquidity sources through the Federal Home Loan Bank and Federal Reserve Bank to assist with any unanticipated deposit withdrawal or lending needs. No changes have been made in management's estimate of Y2K costs of $15,000 for 1999.

                                  CNBC BANCORP

                            FORM 10-QSB Quarter ended
                                 March 31, 1999
                           PART II - OTHER INFORMATION


Item 1 -  Legal Proceedings:
          There are no matters required to be reported under this item.

Item 2 -  Changes in Securities and Use of Proceeds:
          There are no matters required to be reported under this item.

Item 3 -  Defaults Upon Senior Securities:
          There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders: There are no matters required to be reported under this item.

Item 5 -  Other Information:
          There are no matters required to be reported under this item.

Item 6 -  Exhibits and Reports on Form 8-K:
            (a)(1) Exhibit 3.1 - Articles of Incorporation of CNBC Bancorp. Reference is made to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

               (2) Exhibit 3.2 - Regulation of CNBC Bancorp. Reference is made to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

               (3) Exhibit 10.1 - Employment Agreement dated as of March 1, 1998 as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe. Reference is made to Exhibit 10.1 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

               (4) Exhibit 10.2 - Form of indemnification Agreement between CNBC Bancorp and its directors, officers and certain representatives. Reference is made to Exhibit
                      10.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

               (5) Exhibit 10.3 - Non-Qualified Stock Option Plan. Reference is made to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

               (6) Exhibit 10.4 - Form of Deferred Compensation Agreement. Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

               (7)    Exhibit 27 - Financial Data Schedule


          (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 1999.

                                  CNBC BANCORP

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CNBC BANCORP
                                          --------------------------------
                                          (Registrant)




Date: May 14, 1999                        /s/ Thomas D. McAuliffe
     -------------                        --------------------------------
                                          (Signature)
                                          Thomas D. McAuliffe
                                          Chairman and President



Date: May 14, 1999                        /s/ John Romelfanger
     -------------                        --------------------------------
                                          (Signature)
                                          John Romelfanger
                                          Treasurer

                                  CNBC BANCORP

                                Index to Exhibits



EXHIBIT NUMBER                          DESCRIPTION                                       PAGE NUMBER
--------------                          -----------                                       -----------
3.1               Articles of Incorporation of CNBC Bancorp              Reference is made to Exhibit 3.1 to the Registration
                                                                         Statement on Form SB-2, File No. 333-68797, filed
                                                                         March 12, 1999, which is incorporated herein by
                                                                         reference


3.2               Regulation of CNBC Bancorp                             Reference is made to Exhibit 3.2 to the Registration
                                                                         Statement on Form SB-2, File No. 333-68797, filed
                                                                         March 12, 1999, which exhibit is incorporated herein
                                                                         by reference


10.1              Employment Agreement dated as of March 1, 1998         Reference is made to Exhibit
                  as amended and restated effective December 31, 1998    10.1 to the Registration Statement
                  by and between and among Commerce National Bank,       on Form SB-2, File No. 333-68797,
                  CNBC Bancorp and Thomas D. McAuliffe                   filed March 12, 1999, which exhibit
                                                                         is incorporated herein by reference


10.2              Form of Indemnification Agreement between CNBC         Reference is made to Exhibit
                  Bancorp and its directors, officers and certain        10.2 to the Registration Statement
                  representatives                                        on Form SB-2, File No. 333-68797,
                                                                         filed March 12, 1999, which exhibit
                                                                         is incorporated herein by reference


10.3              Non-Qualified Stock Option Plan                        Reference is made to Exhibit 10.3 to the Registration
                                                                         Statement on Form SB-2, File No. 333-68797, filed
                                                                         March 12, 1999, which exhibit is incorporated herein
                                                                         by reference


10.4              Form of Deferred Compensation Agreement                Reference is made to Exhibit 10.4 to the Registration
                                                                         Statement on Form SB-2, File No. 333-68797, filed
                                                                         March 12, 1999, which exhibit is incorporated herein
                                                                         by reference


27                Financial Data Schedule