Form 10QSB
period 1999-06-30
CNBC BANCORP /OH
filed 1999-08-12
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


For the quarterly period ended June 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____ to _____.

Commission file number: 333-68797
                        ---------

                                  CNBC BANCORP
                                  ------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                      31-1478140
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

              100 East Wilson Bridge Road, Worthington, Ohio 43085
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 848-8700
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                             -------  -------

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                 1,295,964 common shares
                                                outstanding at June 30, 1999

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

                                  CNBC BANCORP
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999

--------------------------------------------------------------------------------

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets ..........................................   3

        Condensed Consolidated Statements of Income.....................................   4

        Condensed Consolidated Statements of Comprehensive Income.......................   5

        Condensed Consolidated Statements of Changes in
         Shareholders' Equity ..........................................................   6

        Condensed Consolidated Statements of Cash Flows ................................   7

        Notes to the Consolidated Financial Statements .................................   8


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................................  12


PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................  16

Item 2. Changes in Securities and Use of Proceeds.......................................  16

Item 3. Defaults Upon Senior Securities.................................................  16

Item 4. Submission of Matters to a Vote of Security Holders.............................  17

Item 5. Other Information...............................................................  17

Item 6. Exhibits and Reports on Form 8-K................................................  17

SIGNATURES   ...........................................................................  19


                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                              June 30         December 31
                                                                                1999             1998
                                                                                ----             ----
ASSETS

Cash and Noninterest-bearing Balances ..................................   $   8,566,078    $   5,256,468
Interest-bearing Balances ..............................................       3,530,975        2,589,088
Federal Funds Sold .....................................................       6,400,000        4,850,000
Money Market Funds .....................................................       9,899,403        4,801,173
                                                                           -------------    -------------
     Total Cash and Cash Equivalents ...................................      28,396,456       17,496,729

Securities Available for Sale ..........................................       8,977,208        5,218,341
Loans, Net .............................................................     163,972,147      148,880,855
Premises and Equipment .................................................       2,120,898        1,943,744
Accrued Interest Receivable ............................................         997,904          825,435
Other Assets ...........................................................       1,163,184          748,079
                                                                           -------------    -------------

Total Assets............................................................   $ 205,627,797    $ 175,113,183
                                                                           =============    =============


LIABILITIES

Deposits:
     Noninterest-bearing ...............................................   $  23,962,980    $  21,013,393
     Interest-bearing ..................................................     148,890,344      130,466,924
                                                                           -------------    -------------
         Total Deposits ................................................     172,853,324      151,480,317
Borrowings .............................................................      13,910,457       10,684,892
Other Liabilities ......................................................       1,095,437          976,472
                                                                           -------------    -------------

Total Liabilities ......................................................     187,859,218      163,141,681

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 2,000,000
     Issued and Outstanding - 1,295,964 in 1999 and
     1,116,972 in 1998 .................................................      13,395,063        8,379,375
Retained Earnings ......................................................       4,387,583        3,579,127
Accumulated Other Comprehensive Income .................................         (14,067)          13,000
                                                                           -------------    -------------

Total Shareholders' Equity .............................................      17,768,579       11,971,502
                                                                           -------------    -------------

Total Liabilities and Shareholders' Equity .............................   $ 205,627,797    $ 175,113,183
                                                                           =============    =============



                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                             Three Months Ended        Six Months Ended
                                                  June 30                  June 30
                                             1999         1998        1999         1998
                                             ----         ----        ----         ----
INTEREST INCOME

      Loans, including Fees ..........   $3,390,386   $2,862,976   $6,667,327   $5,571,940
      Taxable Securities .............       84,871       83,438      154,760      148,727
      Money Market Funds .............      101,098       70,925      155,556      154,117
      Federal Funds Sold .............       65,653       44,450       89,114       93,968
      Deposits with Banks ............       66,464       73,666      116,301      102,645
                                         ----------   ----------   ----------   ----------
Total Interest Income ................    3,708,472    3,135,455    7,183,058    6,071,397

INTEREST EXPENSE

      Deposits .......................    1,524,998    1,417,189    2,933,093    2,731,722
      Borrowings .....................      210,029      148,592      411,892      301,830
                                         ----------   ----------   ----------   ----------
      Total Interest Expense .........    1,735,027    1,565,781    3,344,985    3,033,552
                                         ----------   ----------   ----------   ----------

      Net Interest Income ............    1,973,445    1,569,674    3,838,073    3,037,845
      Provision for Loan Losses ......      109,000      125,200      273,000      245,000
                                         ----------   ----------   ----------   ----------
Net Interest Income After
      Provision for Loan Losses ......    1,864,445    1,444,474    3,565,073    2,792,845

NONINTEREST INCOME

      Service Charges on Deposits ....       42,416       31,407       87,651       61,863
      Net Gains on Sales of Securities           --           --       15,395           --
      Other Income ...................       33,995       24,991       63,761       50,695
                                         ----------   ----------   ----------   ----------
Total Noninterest Income .............       76,411       56,398      166,807      112,558
                                         ----------   ----------   ----------   ----------

NONINTEREST EXPENSES

      Salaries and Benefits ..........      614,350      483,041    1,223,969      955,143
      Occupancy and Equipment, Net ...       82,701       22,768      109,943       51,666
      Data Processing ................       76,155       64,258      152,370      128,981
      Customer Courier ...............       48,000       43,500       96,000       88,500
      Professional Services ..........       44,419       30,248       80,546       60,245
      State Franchise Tax ............       34,923       32,442       72,033       64,859
      Other Expenses .................      175,651      138,364      355,901      261,191
                                         ----------   ----------   ----------   ----------
Total Noninterest Expenses ...........    1,076,199      814,621    2,090,762    1,610,585
                                         ----------   ----------   ----------   ----------

Income Before Income Taxes ...........      864,657      686,251    1,641,118    1,294,818
Income Tax Expense ...................      300,970      234,000      573,470      445,400
                                         ----------   ----------   ----------   ----------

      Net Income .....................   $  563,687   $  452,251   $1,067,648   $  849,418
                                         ==========   ==========   ==========   ==========

EARNINGS PER COMMON SHARE
      Basic ..........................   $      .45   $      .41   $      .90   $      .76
                                         ==========   ==========   ==========   ==========

      Diluted ........................   $      .41   $      .37   $      .82   $      .69
                                         ==========   ==========   ==========   ==========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
             CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)


                                                Three Months Ended            Six Months Ended
                                                      June 30                      June 30
                                                1999          1998           1999           1998
                                                ----          ----           ----           ----

Net Income .............................   $   563,687    $   452,251    $ 1,067,648    $   849,418

Other Comprehensive Income:

Unrealized Gain or (Loss) on
      Securities Available for Sale ....       (16,372)            --        (25,518)        (1,308)
Tax Effect .............................        (5,567)            --         (8,676)          (408)
                                           -----------    -----------    -----------    -----------
Net ....................................       (10,805)                      (16,842)          (900)

      Less:  Reclassification adjustment
              for Gains included in
              Net Income ...............                                      15,395
      Tax Effect .......................                                       5,170
                                                                         -----------
      Reclassification Adjustment, Net .                                      10,225
                                           -----------    -----------    -----------    -----------

Total Other Comprehensive Income .......       (10,805)            --        (27,067)          (900)
                                           -----------    -----------    -----------    -----------

Comprehensive Income ...................   $   552,882    $   452,251    $ 1,040,581    $   848,518
                                           ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                   Six Months Ended
                                                       June 30
                                                 1999            1998
                                                 ----            ----

BALANCES AT  BEGINNING OF PERIOD ........   $ 11,971,502    $ 10,481,664


Net Income ..............................      1,067,648         849,418


Proceeds from Exercise of Warrants ......         32,694          12,723


Proceeds and Tax Benefit from Exercise of
     Stock Options ......................        129,301              --

Proceeds from Stock Offering,
     Net of Costs .......................      4,853,694              --

Cash Dividends Declared ($0.20 per share
     in 1999 and $0.17 per share in 1998)       (259,193)       (189,386)

Other Comprehensive Income ..............        (27,067)           (900)
                                            ------------    ------------


BALANCES AT  END OF PERIOD ..............   $ 17,768,579    $ 11,153,519
                                            ============    ============



                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30
                                                                  1999             1998
                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income ...............................................   $  1,067,648    $    849,418
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses ..............        273,000         245,000
                  Depreciation ...........................        105,400          78,220
                  Net Realized Gain on Securities
                     Available for Sale ..................        (15,395)             --
                  Net Amortization/Accretion on Securities          5,355           1,984
                  Federal Home Loan Bank Stock Dividend ..        (41,600)        (39,100)
                  Changes in:
                           Interest Receivable ...........       (172,469)       (286,193)
                           Other Assets ..................       (401,260)        (72,688)
                           Other Liabilities .............         49,658         (28,145)
                                                             ------------    ------------

         Net Cash Provided by Operating Activities .......        870,337         748,496
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities ..................................     (8,553,219)     (2,028,281)
Maturities of Securities .................................      1,750,000         750,000
Sales of Securities Available for Sale ...................      3,055,079              --
Net Increase in Loans ....................................    (15,364,292)    (12,030,021)
Purchase of Premises and Equipment .......................       (282,554)        (52,854)
                                                             ------------    ------------

         Net Cash Flows Used in Investing Activities .....    (19,394,986)    (13,361,156)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits .................................     21,373,007      26,369,019
Net Proceeds from Issuance of Common Stock ...............      5,015,689          12,723
Maturities of Federal Home Loan Bank Advances ............       (250,000)       (750,000)
Advances from Federal Home Loan Bank .....................      4,000,000         750,000
Principal Payments on Federal Home Loan Bank Advances ....       (508,807)       (419,725)
Net Proceeds from Loan Payable ...........................      1,000,000              --
Repayment of Loan Payable ................................     (1,015,628)             --
Dividends Paid ...........................................       (189,885)       (138,970)
                                                             ------------    ------------

         Net Cash Flows Provided by Financing Activities .     29,424,376      25,823,047
                                                             ------------    ------------

         Net Change in Cash and Cash Equivalents .........     10,899,727      13,210,387
Cash and Cash Equivalents at Beginning of Year ...........     17,496,729      15,060,033
                                                             ------------    ------------
Cash and Cash Equivalents at End of Period ...............   $ 28,396,456    $ 28,270,420
                                                             ============    ============

Cash  Paid During the Period for
         Interest ........................................   $  3,320,854    $  2,948,240
         Income Taxes ....................................        680,000         525,000


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 1998 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

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

                                             Three Months Ended       Six Months Ended
                                                   June 30                June 30
                                              1999        1998        1999        1998
                                              ----        ----        ----        ----

Weighted average shares for basic EPS ..   1,255,303   1,113,523   1,186,920   1,112,758
Add dilutive effect of:
      Exercise of warrants .............      44,218      48,201      44,218      48,201
      Exercise of stock options ........      71,921      67,552      71,921      67,552
                                           ---------   ---------   ---------   ---------
Weighted averages shares for diluted EPS   1,371,442   1,229,276   1,303,059   1,228,511


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

Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - LOANS

Loans were comprised of the following:


                                  JUNE 30, 1999  DECEMBER 31, 1998
                                  -------------  -----------------

Residential Real Estate Loans    $  21,772,540    $  21,234,368
Real Estate Construction Loans       6,821,981        9,903,512
Real Estate Investment Loans .      73,297,670       63,607,025
Business Loans ...............      53,608,774       46,203,996
Personal Loans ...............      11,121,431       10,215,288
                                 -------------    -------------
         Subtotal ............     166,622,396      151,164,189
Allowance for Loan Losses ....      (2,334,013)      (2,055,000)
Net Deferred Fees and Costs ..        (316,236)        (228,334)
                                 -------------    -------------

Net Loans ....................   $ 163,972,147    $ 148,880,855
                                 =============    =============



NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                  JUNE 30, 1999  DECEMBER 31, 1998
                                  -------------  -----------------

Interest-bearing Demand ........   $ 15,534,951   $ 14,232,748
Savings ........................     67,036,235     58,690,625
Time, Balances Under $100,000 ..     36,949,193     30,571,254
Time, Balances $100,000 and Over     29,369,965     26,972,297
                                   ------------   ------------

Total Interest Bearing Deposits    $148,890,344   $130,466,924
                                   ============   ============


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


NOTE 4 - REGULATORY MATTERS - CONTINUED

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

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. Commerce National met the requirements of a well capitalized institution as defined above, at June 30, 1999 and December 31, 1998. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.


                                                                                         To Be Well
                                                                                      Capitalized Under
                                                                     For Capital      Prompt Corrective
                                                     Actual       Adequacy Purposes   Action Provisions
                                                     ------       -----------------   -----------------
                                                Amount    Ratio   Amount     Ratio    Amount       Ratio
                                                ------    -----   ------     -----    ------       -----

                                                                 (Dollars in Millions)
June 30, 1999
Total Capital to Risk Weighted Assets
     Consolidated ...........................   $  19.9   12.0%   $ 13.3       8.0%    $ 16.6       10.0%
     Commerce National only .................   $  21.2   12.8%   $ 13.3       8.0%    $ 16.6       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     Consolidated ...........................   $  17.8   10.7%   $  6.6       4.0%    $ 10.0        6.0%
     Commerce National only .................   $  12.8    7.7%   $  6.6       4.0%    $ 10.0        6.0%
Tier 1 (Core) Capital to Average Assets
     Consolidated ...........................   $  17.8    9.0%   $  7.9       4.0%    $  9.9        5.0%
     Commerce National only .................   $  12.8    6.5%   $  7.9       4.0%    $  9.9        5.0%

December 31, 1998
Total Capital to Risk Weighted Assets
     Consolidated ...........................   $  13.7    9.5%   $ 11.5       8.0%    $ 14.4       10.0%
     Commerce National only .................   $  15.2   10.6%   $ 11.5       8.0%    $ 14.4       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     Consolidated ...........................   $  11.9    8.3%   $  5.8       4.0%    $  8.7        6.0%
     Commerce National only .................   $  10.0    6.9%   $  5.8       4.0%    $  8.6        6.0%
Tier 1 (Core) Capital to Average Assets
     Consolidated ...........................   $  11.9    7.0%   $  6.8       4.0%    $  8.5        5.0%
     Commerce National only .................   $  10.0    5.9%   $  6.8       4.0%    $  8.5        5.0%


                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at June 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and six months ended June 30, 1999, compared to the same periods in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL  CONDITION

Total assets increased $30.5 million, or 17.4%, to $205.6 million at June 30, 1999. The two largest components of this increase are an increase in cash and cash equivalents of $10.9 million and an increase of $15.1 million in loans outstanding.

The increase in loans is comprised primarily of a $9.7 million increase in real estate investment loans and a $7.4 million increase in business loans. These increases are above Commerce National's budgeted growth goals. Management attributes much of this growth to the continuing consolidation of its competitors, which has resulted in a higher demand for Commerce National's more personal and responsive service. The central Ohio economy continues to be strong, especially in residential and commercial real estate construction. Management anticipates opportunities are good for continued growth due to Commerce National's small business focus and personal service, a strong local economy, and continuing consolidation of its competitors.

The primary reason for the large increase in cash and cash equivalents is the conscious effort by management to maintain higher levels of liquidity as we approach year end. Additionally, approximately $5 million represents balances maintained for anticipated deposit outflows from a small number of large balance accounts. Refer to the section below titled "Liquidity" for further discussion.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION - CONTINUED

The primary increase in liabilities was a $21.4 million increase in deposit accounts. Of this increase, $8.3 million was in savings account balances. Demand and savings deposit balances continue to grow as a result of Commerce National's small business focus and available cash management products for its customers. Certificates of deposit grew $8.8 million, with $8.0 million of this growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes. Maturities for new certificates generally range from 18 months to 3 years.

Borrowings increased $3.2 million, with an increase in Federal Home Loan Bank advances. These advances have variable rates and ten-year terms.

Equity increased $5.8 million to $17.8 million at June 30, 1999. In April 1999, CNBC completed a public offering for a total of 165,000 shares of its common stock that raised $4,854,000 in new capital funds, net of costs.

RESULTS OF OPERATIONS

Net income for the six-month period ended June 30, 1999 was $1,067,648, a 25.7% increase, compared to $849,418 during the same period in 1998. The increase in earnings was due to improved interest income from the increase in loan balances, offset somewhat by increased non-interest expense. Second quarter income in 1999 was $563,687, a 24.6% increase over the $452,251 for the same period in 1998. Discussed below are the major factors that influenced the operating results for the three and six month periods ended June 30, 1999.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $800,000 for the six-month period ended June 30, 1999, compared to the same period in 1998. The 26.3% increase in net interest income was primarily the result of an increase in average loans outstanding of 29% for 1999 compared to 1998. Loan growth was most significant in the business and real estate investment loan categories, which reflects Commerce National's business focus and an expanding local economy. Interest income during the six-month period ended June 30, 1999 increased 18.3% over the prior year six-month period, compared to a 10.3% increase in interest expense.

Interest income for the second quarter 1999 was $3,708,472, an increase of 18.3% over the same period in 1998. Interest expense for the second quarter 1999 was $1,735,027, an increase of 10.8% over the same period in 1998. The 25.7% increase in net interest income was primarily the result of an increase in average loans outstanding.

NONINTEREST INCOME

Noninterest income for the both the three and six months ended June 30, 1999 increased approximately 35% over the same periods in the prior year as a result of growth in the number of deposit accounts and an increase in service charge fees. Additionally, for the six months ended June 30, 1999, there was a $15,000 gain on the sale of securities classified as available for sale.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


NONINTEREST EXPENSE

Non-interest expense was up $480,000 or 29.8% for the six months ended June 30, 1999 versus the six months ended June 30, 1998 and $261,578, or 32.1%, for the three months ended June 30,1999 versus the three months ended June 30, 1998. Normal salary increases and the hiring of additional personnel to generate and support Commerce National's growth were the major reasons for the increase in non-interest expense. One of the key measures utilized by management to track personnel efficiency is the dollar amount of revenues generated (net interest income plus noninterest income) per dollar amount of personnel expense. For the six months ended June 30, 1999 and 1998, these figures were $3.27 and $3.30, respectively. Occupancy expense increased due to a significant drop in rental income received on the property owned by Commerce National Bank. Two tenants have moved from the building, allowing room for expansion to meet Commerce National's current needs for facilities. Data processing expenses have also increased with the growth of CNBC. During the second quarter 1999, a conversion was completed of the check processing system, bringing the system in-house from a third-party processor . A conversion is also scheduled for third quarter 1999 to bring the data processing function in-house from the current third-party processor. As a result of this new data processing system, CNBC expects to realize future cost savings. The system will also provide several opportunities to improve customer service and internal information flow. The increase in other expenses related to an increased budget for marketing and advertising and for employee training.

Federal income tax expense was up $128,000 or 28.8% for the six months ended June 30, 1999 versus the six months ended June 30, 1998 and $67,000, or 28.6% for the three months ended June 30, 1999 versus the three months ended June 30, 1998. The increase in federal income tax expense was the result of CNBC's increased profitability.

LIQUIDITY

CNBC's objective in managing liquidity is to maintain the ability to continue to meet the cash flow needs of its customers, such as new loans or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are new deposit accounts, loan principal payments, money market mutual funds, securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, CNBC has additional sources of liquidity available to ensure that adequate funds are available as needed which include, but are not limited to, the sale of loan participations to other financial institutions, the purchase of federal funds and borrowing from the Federal Home Loan Bank or Federal Reserve Bank. Management believes that it has the capital adequacy, profitability and reputation to meet its current and foreseeable liquidity needs.

At June 30, 1999, Commerce National had $52.3 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. These sources are detailed as follows:

         Cash and short-term investments                                        $ 20,491,000
         Unused borrowing capacity with the Federal Home Loan Bank                19,807,000
         Federal funds lines of credit with other banks                            6,400,000
         Unpledged investment securities                                           5,652,000
                                                                                ------------
         Total                                                                  $ 52,349,000
                                                                                ============

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CAPITAL RESOURCES

CNBC and Commerce National are both subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action having a direct material affect on the operations of Commerce National.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Commerce National met the requirements of a well capitalized institution as defined above, at June 30, 1999 and December 31, 1998. If Commerce National's capital classification were to change to adequately capitalized, regulatory approval would need to be obtained to continue to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:


                                                   Capital to risk-
                                                    weighted assets            Tier 1 capital
                                                    ---------------            --------------
                                                Total             Tier 1      to average assets
                                                -----             ------      -----------------
         Well capitalized                       10%                6%               5%
         Adequately capitalized                  8%                4%               4%
         Undercapitalized                        6%                3%               3%


CNBC's capital requirements are measured on a combined basis with Commerce National, using consolidated totals. Commerce National is measured independently. The actual capital ratios are discussed in Note 4 to the Consolidated Financial Statements included in the Form 10-QSB.

CNBC Bancorp filed a registration statement with the Securities and Exchange Commission on Form SB-2 to sell approximately $4,950,000 of its common stock in March 1999. The stock offering was fully subscribed and closed as of April 16, 1999. The net proceeds were used to purchase subordinated debentures and common stock of Commerce National to increase Commerce National's capital ratios, to pay-off a short-term loan and to provide working capital for CNBC Bancorp.

YEAR 2000

As stated in CNBC's registration statement on Form SB-2, file number 333-68797 filed March 12, 1999, the majority of its efforts regarding Year 2000 ("Y2K") preparedness have been completed. During March and April 1999, Commerce National completed the testing of its new proof and item capture system with no significant problems noted. Management has also secured an $18 million guaranteed line of credit for liquidity needs through the Federal Home Loan Bank ("FHLB") and is in the process of establishing a similar, formal borrowing arrangement with the Federal Reserve Bank to expedite any additional borrowing needs. Management's current estimate of Y2K costs for 1999 is $35,000. This includes a commitment fee charged by the FHLB for the guaranteed line.

                                  CNBC BANCORP

                                   FORM 10-QSB
                           Quarter ended June 30, 1999
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1 -       LEGAL PROCEEDINGS:
               There are no matters required to be reported under this item.

Item 2 -       CHANGES IN SECURITIES AND USE OF PROCEEDS:
               CNBC completed a registration statement on Form SB-2, file number 333-68797 filed March 12, 1999. The stock offering for the sale of 165,000 shares of common stock was fully subscribed and closed as of April 16, 1999.

                                            Per Share            Total
                                            ---------            -----
               Public Price                  $30.00           $4,950,000
               Offering Expenses                .58               96,306
                                             ------           ----------
               Proceeds to CNBC              $29.42           $4,853,694
                                             ======           ==========

               The following table sets forth the expenses of CNBC in connection with the Offering.

                  SEC Registration Fee                             $  1,376
                  Legal Fees and Expenses                            73,000
                  Accounting Fees and Expenses                       11,125
                  Printing and Engraving Expenses                    16,719
                  Blue Sky Fees and Expenses                          1,000
                  Escrow Account Income, Net of Fees                 (6,914)
                                                                   --------
                           Total                                   $ 96,306
                                                                   ========


               The net offering proceeds were used as follows:

               Investment in Commerce National Bank common stock                        $ 1,800,000
               Investment in subordinated debentures issued by Commerce National          1,600,000
               Repayment of short-term loan                                               1,000,000
               Working Capital                                                              453,694
                                                                                        -----------
                  Total                                                                 $ 4,853,694
                                                                                        ===========

               On May 25,1999, Commerce National Bank issued $5,300,000 of Subordinated Notes to CNBC Bancorp in an offering exempt from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No underwriters were involved in the sale and no underwriting discounts or commissions were paid.

Item 3 -       DEFAULTS UPON SENIOR SECURITIES:
               There are no matters required to be reported under this item.

                                  CNBC BANCORP
                                   FORM 10-QSB
                           Quarter ended June 30, 1999
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
               On April 20, 1999, CNBC Bancorp held the Annual Meeting of Shareholders at which shareholders voted upon the election of six directors for a term expiring in 2002. The results of the voting on these matters were as follows:

               Nominee                               Votes For       Withheld
               -------                               ---------       --------

               Loreto V. Canini                       670,052         2,772
               Jameson Crane, Jr.                     670,052         2,772
               George A. Gummer                       670,052         2,772
               William L. Hoy                         670,052         2,772
               Thomas D. McAuliffe                    670,052         2,772
               Samuel E. McDaniel                     670,052         2,772

               The following director's term of office continued after the meeting:

               Mark S. Corna, Judith A. DeVillers, Douglas W. James, Donald R. Kenney, Daniel M. Mahoney, Richard F. Ruhl, David J. Ryan, Peter
               C. Taub, John A. Tonti, Alan R. Weiler, Michael Wren.

               Other matters submitted to the shareholders, for which the following votes were cast:

               1) Approval of the CNBC Bancorp 1999 Stock Option Plan to make stock options available to directors, officers and employees of CNBC Bancorp and its subsidiary, Commerce National Bank.

               FOR:  643,713      AGAINST:   0       WITHHOLD AUTHORITY:  29,111


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

                    (4) Exhibit 10.2 - Form of Indemnification Agreement between
                        CNBC Bancorp and its directors, officers and certain representatives. Reference is made to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                                  CNBC BANCORP
                                   FORM 10-QSB
                           Quarter ended June 30, 1999
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6 -       EXHIBITS AND REPORTS ON FORM 8-K - CONTINUED:

                    (5) Exhibit 10.3 -Non-Qualified Stock Option Plan. Reference
                        is made to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                    (6) Exhibit 10.4 -Form of Deferred Compensation Agreement.
                        Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                    (7) Exhibit 10.5 - CNBC Bancorp 1999 Stock Option Plan.

                    (8) Exhibit 27 - Financial Data Schedule


               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 1999.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CNBC BANCORP
                                           ---------------------------------
                                           (Registrant)




Date: August 13, 1999                      /s/ Thomas D. McAuliffe
     ----------------                      ---------------------------------
                                           (Signature)
                                           Thomas D. McAuliffe
                                           Chairman and President



Date: August 13, 1999                      /s/ John Romelfanger
     ----------------                      ---------------------------------
                                           (Signature)
                                           John Romelfanger
                                           Treasurer


--------------------------------------------------------------------------------

                                  CNBC BANCORP

                                Index to Exhibits

--------------------------------------------------------------------------------


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

         10.1            Employment Agreement dated as of March 1, 1998
                         as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe


         10.2            Form of Indemnification Agreement between CNBC          Reference is made to Exhibit
                         Bancorp and its directors, officers and certain         10.2 to the Registration
                         representatives                                         Statement on Form SB-2, File No.
                                                                                 333-68797, filed March 12,
                                                                                 1999, which exhibit is
                                                                                 incorporated herein by
                                                                                 reference

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

         10.5            CNBC Bancorp 1999 Stock Option Plan

          27             Financial Data Schedule


--------------------------------------------------------------------------------