Form 10QSB
period 1999-09-30
CNBC BANCORP /OH
filed 1999-11-12
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT

For the transition period from _____ to _____.

Commission file number:  333-68797

                                  CNBC BANCORP
                                  ------------
        (Exact name of small business issuer as specified in its charter)

                       OHIO                                                          31-1478140
--------------------------------------------------                  ----------------------------------------------
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
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                                         1,307,987 common shares
                                                                        outstanding at November 5, 1999

Transitional Small Business Disclosure Format (check one):
Yes               No     X
    --------         --------

                                  CNBC BANCORP
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999

-------------------------------------------------------------------------------

                                                                                                              PAGE
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ...............................................................    3

       Condensed Consolidated Income Statements.............................................................    4

       Condensed Consolidated Comprehensive Income Statements...............................................    5

       Condensed Consolidated Statements of Changes in

         Shareholders' Equity ..............................................................................    6

       Condensed Consolidated Statements of Cash Flows .....................................................    7

       Notes to the Consolidated Financial Statements ......................................................    8


Item 2. Management's Discussion and Analysis of Financial Condition

             and Results of Operations......................................................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   18

Item 2.  Changes in Securities and Use of Proceeds..........................................................   18

Item 3.  Defaults Upon Senior Securities....................................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders................................................   18

Item 5.  Other Information..................................................................................   18

Item 6.  Exhibits and Reports on Form 8-K...................................................................   18

SIGNATURES..................................................................................................   19


                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30        December 31
                                                                     1999                1998
                                                                     ----                ----
ASSETS

Cash and Noninterest-bearing Balances.......................     $  8,706,701       $  5,256,468
Interest-bearing Balances...................................          160,572          2,589,088
Federal Funds Sold..........................................        6,475,000          4,850,000
Money Market Funds..........................................        8,905,212          4,801,173
                                                                 ------------        -----------
Total Cash and Cash Equivalents.............................       24,247,485         17,496,729

Securities Available for Sale...............................        8,995,357          5,218,341
Loans.......................................................      167,996,379        150,935,855
Allowance for Loan Losses...................................       (2,409,734)        (2,055,000)
                                                                 ------------        -----------
Loans, Net..................................................      165,586,645        148,880,855
Premises and Equipment......................................        2,255,121          1,943,744
Accrued Interest Receivable.................................          894,648            825,435
Other Assets................................................        1,036,527            748,079
                                                                 ------------        -----------

Total Assets................................................     $203,015,783       $175,113,183
                                                                 ============       ============


LIABILITIES

Deposits:
     Noninterest-bearing....................................     $ 23,613,557       $ 21,013,393
     Interest-bearing.......................................      146,174,333        130,466,924
                                                                 ------------       ------------
         Total Deposits.....................................      169,787,890        151,480,317
Borrowings..................................................       13,755,166         10,684,892
Other Liabilities...........................................          935,684            976,472
                                                                 ------------       ------------

Total Liabilities...........................................      184,478,740        163,141,681

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 2,000,000
     Issued and Outstanding - 1,302,707 in 1999 and
     1,116,972 in 1998......................................       13,527,115          8,379,375
Retained Earnings...........................................        5,027,011          3,579,127
Accumulated Other Comprehensive Income......................          (17,083)            13,000
                                                                 ------------       ------------

Total Shareholders' Equity..................................       18,537,043         11,971,502
                                                                 ------------       ------------

Total Liabilities and Shareholders' Equity..................     $203,015,783       $175,113,183
                                                                 ============       ============



            See Notes to Condensed Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                        Three Months Ended                 Nine Months Ended
                                                            September 30                      September 30
                                                      1999               1998            1999              1998
                                                      ----               ----            ----              ----
INTEREST INCOME

      Loans, including Fees.................       $ 3,562,059       $ 3,053,402     $ 10,229,386       $ 8,625,342
      Taxable Securities....................           123,318            77,720          278,078           226,447
      Money Market Funds....................           101,966            84,365          257,522           238,482
      Federal Funds Sold....................            83,336            47,446          172,450           141,414
      Deposits with Banks...................            17,911            46,410          134,212           149,055
                                                   -----------       -----------     ------------       -----------
Total Interest Income.......................         3,888,590         3,309,343       11,071,648         9,380,740

INTEREST EXPENSE

      Deposits..............................         1,574,856         1,469,880        4,507,949         4,201,602
      Borrowings............................           211,797           139,096          623,689           440,926
                                                   -----------       -----------     ------------       -----------
Total Interest Expense......................         1,786,653         1,608,976        5,131,638         4,642,528
                                                   -----------       -----------     ------------       -----------

      Net Interest Income...................         2,101,937         1,700,367        5,940,010         4,738,212
      Provision for Loan Losses.............           119,000           139,800          392,000           384,800
                                                   -----------       -----------     ------------       -----------
Net Interest Income After
      Provision for Loan Losses.............         1,982,937         1,560,567        5,548,010         4,353,412

NONINTEREST INCOME

      Service Charges on Deposits...........            44,490            33,468          132,141            95,331
      Net Gains on Sales of Securities......                 -                 -           15,395                 -
      Other Income..........................            41,125            23,535          104,886            74,230
                                                   -----------       -----------     ------------       -----------
Total Noninterest Income....................            85,615            57,003          252,422           169,561
                                                   -----------       -----------     ------------       -----------

NONINTEREST EXPENSES

      Salaries and Benefits.................           676,208           518,647        1,900,177         1,473,790
      Occupancy and Equipment, Net..........            73,330            23,956          183,273            75,622
      Data Processing.......................           100,228            67,049          252,598           196,030
      Customer Courier......................                 -            43,500           96,000           132,000
      Professional Services.................            28,372            64,062          108,918           124,307
      State Franchise Tax...................            16,214            32,442           88,247            97,301
      Other Expenses........................           191,421           134,173          547,322           395,364
                                                   -----------       -----------     ------------       -----------
Total Noninterest Expenses..................         1,085,773           883,829        3,176,535         2,494,414
                                                   -----------       -----------     ------------       -----------

Income Before Income Taxes..................           982,779           733,741        2,623,897         2,028,559
Income Tax Expense..........................           343,351           256,200          916,821           701,600
                                                   -----------       -----------     ------------       -----------

      Net Income............................       $   639,428       $   477,541     $  1,707,076       $ 1,326,959
                                                   ===========       ===========     ============       ===========

EARNINGS PER COMMON SHARE

      Basic.................................       $       .49       $       .43     $       1.39       $      1.19
                                                   ===========       ===========     ============       ===========
      Diluted...............................       $       .45       $       .39     $       1.27       $      1.08
                                                   ===========       ===========     ============       ===========



            See Notes to Condensed Consolidated Financial Statements

                                  CNBC BANCORP
             CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30                         September 30
                                                       1999            1998               1999              1998
                                                       ----            ----               ----              ----

Net Income..................................       $   639,428       $   477,541       $1,707,076        $1,326,959

Other Comprehensive Income:

Unrealized Gain or (Loss) on
      Securities Available for Sale.........            (4,570)           38,180          (30,088)           36,792
Tax Effect..................................            (1,554)           12,980          (10,230)           12,492
                                                   -----------       -----------       ----------        ----------
Net.........................................            (3,016)           25,200          (19,858)           24,300

      Less:  Reclassification Adjustment
              for Gains included in
              Net Income....................                                               15,395
      Tax Effect............................                                                5,170
                                                                                       ----------
      Reclassification Adjustment, Net......                                               10,225
                                                   -----------       -----------       ----------        ----------

Total Other Comprehensive Income............            (3,016)           25,200          (30,083)           24,300
                                                   -----------       -----------       ----------        ----------

Comprehensive Income........................       $   636,412       $   502,741       $1,676,993        $1,351,259
                                                   ===========       ===========       ==========        ==========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                    Nine Months Ended
                                                                       September 30
                                                               1999                    1998
                                                               ----                    ----

BALANCES AT  BEGINNING OF PERIOD.................         $  11,971,502           $  10,481,664

Net Income.......................................             1,707,076               1,326,959

Proceeds from Exercise of Warrants...............                33,881                  16,223

Proceeds and Tax Benefit from Exercise of
     Stock Options...............................               228,165                       -

Proceeds from Stock Offering,
     Net of Costs................................             4,853,694                       -

Stock Issued in Business Purchase................                32,000                       -

Cash Dividends Declared ($0.20 per share
     in 1999 and $0.17 per share in 1998)........              (259,192)               (189,386)

Other Comprehensive Income.......................               (30,083)                 24,300
                                                          -------------           -------------

BALANCES AT END OF PERIOD.......................          $  18,537,043           $  11,659,760
                                                          =============           =============


            See Notes to Condensed Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                     September 30
                                                                                1999              1998
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income................................................                   $ 1,707,076       $ 1,326,959
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses...............                       392,000           384,800
                  Depreciation............................                       168,100           111,975
                  Net Realized Gain on Securities
                     Available for Sale...................                       (15,395)                          -
                  Net Amortization/Accretion on Securities                         5,136             4,448
                  Federal Home Loan Bank Stock Dividend...                       (64,100)          (59,400)
                  Changes in:
                           Interest Receivable............                       (69,213)         (178,763)
                           Other Assets...................                      (241,048)          (49,985)
                           Other Liabilities..............                       149,098           (40,892)
                                                                             -----------       -----------
         Net Cash Provided by Operating Activities........                     2,031,654         1,499,142
                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities...................................                    (8,553,219)       (2,028,289)
Maturities of Securities..................................                     1,750,000         1,250,000
Sales of Securities Available for Sale....................                     3,055,079                 -
Net Increase in Loans.....................................                   (17,097,790)      (17,865,000)
Purchase of Premises and Equipment........................                      (479,477)          (91,201)
                                                                             -----------       -----------
         Net Cash Flows Used in Investing Activities......                   (21,325,407)      (18,734,490)
                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits..................................                    18,307,573        24,891,961
Net Proceeds from Issuance of Common Stock................                     5,115,740            16,222
Maturities of Federal Home Loan Bank Advances.............                    (1,250,000)       (1,250,000)
Advances from Federal Home Loan Bank......................                     5,000,000         3,750,000
Principal Payments on Federal Home Loan Bank Advances.....                      (619,085)         (536,656)
Net Proceeds from Loan Payable............................                     1,000,000                 -
Repayment of Loans Payable................................                    (1,060,641)                -
Dividends Paid............................................                      (449,078)         (328,353)
                                                                             -----------       -----------
         Net Cash Flows Provided by Financing Activities..                    26,044,509        26,543,174
                                                                             -----------       -----------

         Net Change in Cash and Cash Equivalents..........                     6,750,756         9,307,826
Cash and Cash Equivalents at Beginning of Year............                    17,496,729        15,060,033
                                                                             -----------       -----------
Cash and Cash Equivalents at End of Period................                   $24,247,485       $24,367,859
                                                                             ===========       ===========

Cash Paid During the Period for
         Interest.........................................                  $  5,108,926      $  4,557,317
         Income Taxes.....................................                       980,000           855,000

Noncash Transactions
         Business Purchase................................                  $     32,000                 -


            See Notes to Condensed Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at September 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 1998, included in its 1998 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 1998 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

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

                                                         Three Months Ended                 Nine Months Ended
                                                            September  30                     September  30
                                                       1999              1998             1999              1998
                                                       ----              ----             ----              ----
Weighted average shares for basic EPS.......         1,300,788         1,114,283        1,225,293         1,113,220
Add dilutive effect of:.....................
      Exercise of warrants..................            44,217            48,056           46,630            48,056
      Exercise of stock options.............            70,586            72,317           74,163            72,317
                                                   -----------       -----------      -----------       -----------
Weighted averages shares for diluted EPS....         1,415,591         1,234,656        1,346,086         1,233,593

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Certain items in the financial statements have been reclassified to conform with the current presentation.

NOTE 2 - LOANS

Loans were comprised of the following:


                                                           SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                           ------------------        -----------------
Residential Real Estate Loans....................             $  21,545,138            $   21,234,368
Real Estate Construction Loans...................                 5,905,933                 9,903,512
Real Estate Investment Loans.....................                74,067,323                63,607,025
Business Loans...................................                54,690,506                46,203,996
Personal Loans...................................                12,096,059                10,215,288
Net Deferred Fees and Costs......................                  (308,580)                 (228,334)
                                                              -------------            --------------
                Subtotal.........................               167,996,379               150,935,855
Allowance for Loan Losses........................                (2,409,734)               (2,055,000)
                                                              -------------            --------------

Net Loans                                                     $ 165,586,645             $ 148,880,855
                                                              =============             =============


Activity in the allowance for loan losses was as follows:

                                                           NINE MONTHS ENDED             YEAR ENDED
                                                           SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                           ------------------        -----------------
Beginning Balance................................             $   2,055,000            $    1,600,000
Loan Loss Provision..............................                   392,000                   479,732
Loans Charged Off................................                   (43,279)                  (24,732)
Recoveries on Loans Previously Charged
      Off........................................                     6,013                         -
                                                              -------------            --------------

Ending Balance...................................             $   2,409,734            $    2,055,000
                                                              =============            ==============

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOANS (CONTINUED)

Information regarding impaired loans was as follows:

                                                             SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                             ------------------      -----------------
Loans Past Due Over 90 Days
and Accruing Interest............................               $         -               $        -
Impaired Loans with No Allowance
for Losses Allocated.............................                    42,073                   80,025
Impaired Loans with Allowance
for Loan Losses Allocated........................                   395,104                  386,741
Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance...............                    40,000                   75,000



NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                                             SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                                             ------------------      -----------------
Interest-bearing Demand..........................             $  11,898,401             $  14,232,748
Savings..........................................                66,670,201                58,690,625
Time, Balances Under $100,000....................                37,043,263                30,571,254
Time, Balances $100,000 and Over.................                30,562,468                26,972,297
                                                              -------------             -------------

Total Interest Bearing Deposits..................             $ 146,174,333             $ 130,466,924
                                                              =============             =============

Total deposit accounts with balances of $100,000 and over, including non interest-bearing demand accounts, totaled $100,190,000 at September 30, 1999 and $89,660,000 at December 31, 1998. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $37,255,000 at September 30, 1999 and $30,401,000 at December 31, 1998.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There are various contingent liabilities that are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial condition or results of operations.

At September 30, 1999 and December 31, 1998 respectively, reserves of $1,108,000 and $1,061,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest-rate risk in excess of the amount reported in the financial statements. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit, and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being used; therefore, the total commitments does not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk were as follows:

                                                           SEPTEMBER 30, 1999         DECEMBER 31, 1998
                                                           ------------------         -----------------
Approved, Unadvanced Lines of  Credit............             $  32,466,000             $  30,853,000
Unadvanced Draw Notes............................                 7,788,000                 6,223,000
New Loan Commitments:
         Secured by Real Estate..................                 8,673,000                11,593,000
         Other...................................                 6,773,000                 3,155,000
Letters of Credit................................                 2,346,000                 1,327,000
Available Lines for Credit Cards.................                 1,489,000                 1,182,000



NOTE 5 - REGULATORY MATTERS

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

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REGULATORY MATTERS (CONTINUED)

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. CNBC and Commerce National met the requirements of a well capitalized institution as defined above, at September 30, 1999 and Commerce National met the requirements of a well capitalized institution at December 31, 1998. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                          Actual              Adequacy Purposes        Action Provisions
                                                          ------              ------------------      -------------------
                                                    Amount      Ratio         Amount       Ratio      Amount        Ratio
                                                    ------      -----         ------       -----      ------        -----

                                                                             (Dollars in Millions)

September 30, 1999
Total Capital to Risk Weighted Assets
     CNBC...................................         $20.6      12.4%          $13.3        8.0%        $16.6       10.0%
     Commerce National......................         $21.8      13.2%          $13.3        8.0%        $16.6       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC...................................         $18.5      11.2%           $6.6        4.0%        $10.0        6.0%
     Commerce National......................         $13.4       8.1%           $6.6        4.0%        $ 9.9        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC...................................         $18.5       9.2%           $8.1        4.0%        $10.1        5.0%
     Commerce National......................         $13.4       6.7%           $8.1        4.0%        $10.1        5.0%

December 31, 1998
Total Capital to Risk Weighted Assets
     CNBC...................................         $13.7       9.5%          $11.5        8.0%        $14.4       10.0%
     Commerce National......................         $15.2      10.6%          $11.5        8.0%        $14.4       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC...................................         $11.9       8.3%           $5.8        4.0%         $8.7        6.0%
     Commerce National......................         $10.0       6.9%           $5.8        4.0%         $8.6        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC...................................         $11.9       7.0%           $6.8        4.0%         $8.5        5.0%
     Commerce National......................         $10.0       5.9%           $6.8        4.0%         $8.5        5.0%

                                                                             12.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at September 30, 1999, compared to December 31, 1998, and the consolidated results of operations for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL  CONDITION

Total assets increased $27.9 million, or 15.9%, to $203.0 million at September 30, 1999. The two largest components of this increase were an increase in cash and cash equivalents of $6.8 million and an increase of $16.7 million in net loans outstanding.

The increase in loans was comprised primarily of a $10.5 million increase in real estate investment loans and a $8.5 million increase in business loans. These increases were above Commerce National's budgeted growth goals. Management attributes much of this growth to the continuing consolidation of its competitors, which has resulted in a higher demand for Commerce National's more personal and responsive service. The central Ohio economy continues to be strong, especially in residential and commercial real estate construction. Management anticipates loan growth in the next 12 to 18 months will be slower than what it has experienced during the last two years. Competition continues to grow more intense and the central Ohio economy is beginning to show signs of slower growth. Several new banks have started operation in central Ohio, in addition to the establishment of new offices from existing banks. However, management believes that this continuing consolidation should provide additional growth opportunities for Commerce National.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FINANCIAL  CONDITION - CONTINUED

The primary reason for the large increase in cash and cash equivalents for the period ended September 30, 1999 was the conscious effort by management to maintain higher levels of liquidity for possible Y2K needs as we approach year-end.

The primary funding source for the asset growth was an $18.3 million increase in deposit accounts. Of this increase, $8.0 million was in savings account balances. Demand and savings deposit balances continued to grow as a result of Commerce National's small business focus and available cash management products for its customers. Certificates of deposit grew $10.1 million, with $6.8 million of growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes. Maturities for new certificates generally range from 18 months to 3 years.

Borrowings increased $3.1 million, with an increase in Federal Home Loan Bank advances. These advances have variable rates and ten-year terms.

Equity increased $6.6 million to $18.5 million at September 30, 1999. In April 1999, CNBC completed a public offering for a total of 165,000 shares of its common stock which raised $4,854,000 in new capital funds, net of offering costs.

RESULTS OF OPERATIONS

Net income for the nine-month period ended September 30, 1999 was $1,707,076, a 28.6% increase, compared to $1,326,959 during the same period in 1998. The increase in earnings was due to improved interest income from the increase in loan balances, offset somewhat by increased noninterest expense. Third quarter income in 1999 was $639,428, a 33.9% increase over the $477,541 for the same period in 1998. Discussed below are the major factors that influenced the operating results for the three and nine month periods ended September 30, 1999.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $1.2 million for the nine-month period ended September 30, 1999, compared to the same period in 1998. The 25.4% increase in net interest income was primarily the result of an increase in average loans outstanding of 27.9% for 1999 compared to 1998. Loan growth was most significant in the business and real estate investment loan categories, which reflects Commerce National's business focus and an expanding local economy. Total interest income during the nine-month period ended September 30, 1999 increased 18.0% over the prior year nine-month period, compared to a 10.5% increase in total interest expense. Net interest margin for the nine months ended September 30, 1999 was 4.27%, compared to 4.33% for the same period in 1998.

Interest income for the third quarter 1999 was $3,888,590, an increase of 17.5% over the same period in 1998. Interest expense for the third quarter 1999 was $1,786,653, an increase of 11.0% over the same period in 1998. The 23.6% increase in net interest income was primarily the result of an increase in average loans outstanding.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the nine months and three months ended September 30, 1999 increased approximately 49.0% and 50.2% respectively, over the same periods in the prior year. This increase was a result of growth in the number of deposit accounts, an increase in service charge fees, and an increase in other fee income. Other income for the nine months ended September 30, 1999 also includes a $15,000 gain on the sale of securities classified as available for sale.

NONINTEREST EXPENSE

Noninterest expense was up $682,121, or 27.3% for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998 and $201,944, or 22.8%, for the three months ended September 30, 1999 versus the three months ended September 30, 1998. Increases in salaries and benefits accounted for 63% and 78% of these increases, respectively. In addition to normal raises and staff additions to support CNBC's growth, two major changes were implemented in the third quarter, which account for these increases. First, Commerce National terminated its contract with the third party processor of its core operating system and began processing in-house, utilizing its own AS/400 computer. Additional staff was added during the third quarter to accomplish this conversion. The AS/400 computer, its operating software and Commerce National's core operating system software are identical to that previously used and tested by Commerce National for Y2K compliance. Data processing costs for the quarter actually increased due to conversion expenses and contract termination fees paid totaling $47,000. As a result of this change, CNBC expects to achieve future cost savings and improved customer service capabilities and internal information sharing. The second major change involved the courier messenger service utilized by Commerce National's customers. Since its inception, some of Commerce National's customers have utilized a deposit pickup courier service. This service was provided by a separate company, utilizing drivers who were independent contractors. Commerce National incurred the cost of this service. Commerce National received regulatory approval to establish a mobile messenger service which would utilize bank employees instead of contracting with a separate company. Effective July 1, 1999, the courier company was acquired by Commerce National and all employees and independent drivers of the company were hired by Commerce National as employees of the bank. This change effectively reclassified this expense from "Customer Courier " to "Salaries and Benefits" and "Other Expenses". In addition, occupancy expense increased due to a significant drop in rent income received from leasing a portion of Commerce National's main office facility. In early 1999, two tenants moved out at Commerce National's request. Commerce National utilized 2,500 square feet of the vacated space for its item and data processing areas and recently completed renovation of 8,000 square feet for its lending officers and loan operations departments. Commerce National now occupies approximately 75% of its office building. Professional services expense was higher in 1998 due to an increase in litigation relating to certain loan customers, which have been resolved. State franchise taxes are lower in 1999 due to some one-time refunds received for prior year amended tax returns.

Federal income tax expense was up $215,221, or 30.7% for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998 and $87,151, or 34.0% for the three months ended September 30, 1999 versus the three months ended September 30, 1998. The increase in federal income tax expense was the result of CNBC's increased profitability.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY

CNBC's objective in managing liquidity is to maintain the ability to meet the cash flow needs of its customers, such as new loans or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are new deposit accounts, loan principal payments, money market mutual funds, securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, CNBC has additional sources of liquidity available to ensure that adequate funds are available as needed. These sources include, but are not limited to, the sale of loan participations to other financial institutions, the purchase of federal funds and borrowing from the Federal Home Loan Bank or Federal Reserve Bank. Management believes that it has the capital adequacy, profitability and reputation to meet its current and foreseeable liquidity needs.

At September 30, 1999, Commerce National had $44.4 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. Cash and short-term investments do not include balances due from the Federal Reserve Bank. These sources are detailed as follows:

         Cash and short-term investments                                        $ 16,592,000
         Unused borrowing capacity with the Federal Home Loan Bank                17,396,000
         Federal funds lines of credit with other banks                            4,900,000
         Unpledged investment securities                                           5,560,000
                                                                                ------------
         Total                                                                  $ 44,448,000
                                                                                ============

Commerce National has put an additional borrowing arrangement in place with the Federal Reserve Bank. Refer to the section below titled "Year 2000" for further discussion of this arrangement.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. CNBC and Commerce National met the requirements of a well capitalized institution as defined above, at September 30, 1999 and Commerce National met the requirements of a well capitalized institution at December 31, 1998. If Commerce National's capital classification were to change to adequately capitalized, regulatory approval would need to be obtained to continue to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

CAPITAL RESOURCES - CONTINUED

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

CNBC's capital requirements are measured on a combined basis with Commerce National, using consolidated totals. Commerce National is measured independently. The actual capital ratios are discussed in Note 5 to the Consolidated Financial Statements included in the Form 10-QSB.

CNBC Bancorp filed a registration statement with the Securities and Exchange Commission on Form SB-2 to sell approximately $4,950,000 of its common stock in March 1999. The stock offering was fully subscribed and closed as of April 16, 1999. The net proceeds were used to purchase subordinated debentures and common stock of Commerce National, increase Commerce National's capital ratios, pay-off a short-term loan and provide working capital for CNBC Bancorp.

YEAR 2000

As stated in CNBC's registration statement on Form SB-2 (file number 333-68797 filed March 12, 1999), the majority of its efforts regarding Year 2000 ("Y2K") preparedness have been completed. Commerce National has performed a thorough review of its information technology systems and all other significant operating systems and is confident that its internal systems will not be significantly affected by Y2K. Management has also completed a review of customers with aggregate loans of $250,000 or more to assess whether these customers had a significant risk to a Y2K related failure which would significantly impact their business, and hence their ability to repay their loans to Commerce National. In the aggregate, Commerce National has rated its overall Y2K risk due to potential customer Y2K issues as low.

In June 1999, management secured an $18 million guaranteed line of credit for liquidity needs through the Federal Home Loan Bank ("FHLB"), collateralized by a pledge of our 1-4 family residential real estate loan portfolio. Additionally, management has pre-pledged collateral with the Federal Reserve Bank to expedite any additional borrowing needs through the discount window. Selected business and business real estate loans have been pledged to the Federal Reserve Bank to secure future discount window borrowings. Our current collateral would allow for approximately $41 million of borrowings. Management's current estimate of Y2K costs for 1999 is $35,000. This includes a commitment fee of $14,400 charged by the FHLB for the guaranteed line. This fee is included in "Other Expenses".

                                  CNBC BANCORP

                                   FORM 10-QSB
                        Quarter ended September 30, 1999

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1 -       LEGAL PROCEEDINGS:
               ------------------
               There are no matters required to be reported under this item.

Item 2 -       CHANGES IN SECURITIES AND USE OF PROCEEDS:
               ------------------------------------------
               There are no matters required to be reported under this item.

Item 3 -       DEFAULTS UPON SENIOR SECURITIES:
               --------------------------------
               There are no matters required to be reported under this item.

Item 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
               ----------------------------------------------------
               There are no matters required to be reported under this item.

Item 5 -       OTHER INFORMATION:
               ------------------
               There are no matters required to be reported under this item.

Item 6 -       EXHIBITS AND REPORTS ON FORM 8-K:
               ---------------------------------
               (a)(1) Exhibit 3.1 - Articles of Incorporation of CNBC Bancorp.
                      Reference is made to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-68797, filed
                      March 12, 1999, which exhibit is incorporated herein by reference

                  (2) Exhibit 3.2 - Regulation of CNBC Bancorp. Reference is
                      made to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                  (3) Exhibit 10.1 - Employment Agreement dated as of March
                      1, 1998 as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe. Reference is made to Exhibit 10.1 to Form 10-QSB dated June 30, 1999

                  (4) Exhibit 10.2 - Form of Indemnification Agreement
                      between CNBC Bancorp and its directors, officers and certain representatives. Reference is made to Exhibit
                      10.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                  (5) Exhibit 10.3 -Non-Qualified Stock Option Plan.
                      Reference is made to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                  (6) Exhibit 10.4 -Form of Deferred Compensation Agreement.
                      Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                  (7) Exhibit 10.5 - CNBC Bancorp 1999 Stock Option Plan.
                      Reference is made to Exhibit 10.5 to Form 10-QSB dated June 30, 1999

                  (8) Exhibit 27 - Financial Data Schedule

               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 1999.

                                  CNBC BANCORP

                                   SIGNATURES

-------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CNBC BANCORP
                                          -------------------------------------
                                          (Registrant)


Date:   November 12, 1999                 /s/ Thomas D. McAuliffe
        --------------------              -------------------------------------
                                          (Signature)
                                          Thomas D. McAuliffe
                                          Chairman and President


Date:   November 12, 1999                 /s/ John Romelfanger
        --------------------              -------------------------------------
                                          (Signature)
                                          John Romelfanger
                                          Treasurer

                                  CNBC BANCORP

                                Index to Exhibits

-------------------------------------------------------------------------------


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

    10.1            Employment Agreement dated as of March 1, 1998          Reference is made to Exhibit 10.1 to
                    as amended and restated effective December 31, 1998     Form 10-QSB dated June 30, 1999
                    by and between and among Commerce National Bank,
                    CNBC Bancorp and Thomas D. McAuliffe

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

    10.5            CNBC Bancorp 1999 Stock Option Plan                     Reference is made to Exhibit 10.5 to
                                                                            Form 10-QSB dated June 30, 1999

    27              Financial Data Schedule
