Form 10KSB40
period 1999-12-31
CNBC BANCORP /OH
filed 2000-03-29
CIK 1050078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from...................to....................

         Commission File No.:       000-28203

                                  CNBC BANCORP
                                  ------------
                 (Name of small business issuer in its charter)

OHIO                                                     31-1479140
----------------------------               ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

100 East Wilson Bridge Road, Worthington, Ohio                         43085
----------------------------------------------                         -----
(Address of principal executive offices)                             (Zip code)

(614) 848-8700
--------------
(Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No par value
                           --------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Issuer's revenue for the year ended December 31, 1999 was $15,513,011.

At February 29, 2000, there were issued and outstanding 1,336,411 shares of the issuer's no par value common stock.

The aggregate market value of the voting stock held by non affiliates of the issuer as of February 29, 2000, was $21,975,789.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 CNBC Bancorp Annual Report to Shareholders (Exhibit 13) are incorporated into Part I, Item 1 and Part II, Items 5, 6, and 7.

Portions of the Definitive Proxy Statement of CNBC Bancorp dated March 15, 2000 and Notice of Annual Meeting of Shareholders to be held on April 25, 2000, are incorporated into Part III, Items 9, 10, and 11.

                                  CNBC BANCORP

                                      INDEX

                                   FORM 10-KSB


PART I
------

         ITEM   1.  Description of Business.............................................  3

         ITEM   2.  Description of Property............................................. 10

         ITEM   3.  Legal Proceedings................................................... 10

         ITEM   4.  Submission of Matters to a Vote of Security Holders................. 10


PART II
-------

         ITEM   5.  Market for Common Equity and Related Shareholder Matters............ 12

         ITEM   6.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations........................................... 12

         ITEM   7.  Financial Statements................................................ 12

         ITEM   8.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure................................. 12


PART III
--------

         ITEM   9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act................... 12

         ITEM  10.  Executive Compensation.............................................. 12

         ITEM  11.  Security Ownership of Certain Beneficial Owners and Management...... 12

         ITEM  12.  Certain Relationships and Related Transactions...................... 12

         ITEM  13.  Exhibits and Reports on Form 8-K.................................... 12


Signatures.............................................................................. 14

PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Information required by this section is found in CNBC Bancorp's 1999 Annual Report to Shareholders on Page 3, incorporated herein by reference.

RECENT LEGISLATION

On November 12, 1999, President Clinton signed the Graham-Leach-Bliley Act of 1999 (the "GLB Act"), which is intended to modernize the financial services industry. The GLB Act eliminates many regulatory restrictions for the banking industry which originated in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities are available for banks, other depository institutions, insurance companies and securities forms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products under a financial holding company which will be regulated by the Federal Reserve Board. The regulation of the financial holding company's subsidiaries will be conducted by their current primary regulator. The GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. CNBC and Commerce National Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

One possible consequence of the GLB Act may be increased competition from financial services companies that will be permitted to provide many types of financial services to customers. CNBC Bancorp filed an election with the Federal Reserve on March 27, 2000, to become a financial holding company.


The following section contains certain financial disclosures related to the issuer as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in the Registrant's 1999 Annual Report to Shareholders, portions of which are incorporated in this Form 10-KSB by reference.

STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A & B. The average balance sheet information and the related analysis of net interest earnings for the years ending December 31, 1999, 1998, and 1997 can be found on page 4 of CNBC Bancorp's 1999 Annual Report to Shareholders and is incorporated into this Item I by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 1999 and 1998 can be found on page 5 of CNBC Bancorp's 1999 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.  INVESTMENT PORTFOLIO

During 1999, 1998 and 1997, CNBC maintained an average loan to deposit ratio in excess of 90%. As a result, CNBC's reliance on its securities portfolio as a primary income source is lower relative to other banks similar in size. Management stresses safety and liquidity with respect to its investment decisions. CNBC has maintained its portfolio in federal funds sold, money market mutual funds, short-term deposits with the Federal Home Loan Bank (FHLB) and U.S. Treasury and Agency securities with maturities of less than three years. Management foresees no significant change in its philosophy of safety and liquidity to foster adequate liquidity for loan demand and unforeseen deposit withdrawal needs.

A. The following table sets forth certain information regarding the amortized cost and fair value of CNBC's debt and equity securities at the dates indicated.

                                                    1999                  1998                  1997
                                             -------------------   ------------------    -----------
                                               AMORTIZED   FAIR      AMORTIZED   FAIR      AMORTIZED   FAIR
                                                 COST      VALUE       COST      VALUE       COST     VALUE
                                                 ----      -----       ----      -----       ----     -----
                                                                 (DOLLARS IN THOUSANDS)
Available for sale
Debt securities:
   U.S. Treasury and Agency..............
       Obligations.......................      $ 9,494    $9,462      $3,791    $3,811     $2,746   $2,744
Equity securities:.......................
   Federal Reserve Bank stock............          272       272         218       218        218      218
   FHLB stock............................        1,276     1,276      1,190      1,190      1,089    1,089
                                             --------- ---------     ------      -----      -----    -----
   Total equity securities...............        1,548     1,548       1,408     1,408      1,307    1,307
                                             --------- ---------      ------   -------      -----    -----

   Total securities available for sale...     $11,042    $11,010      $5,199    $5,219     $4,053   $4,051
                                              ========   =======      ======    ======     ======   ======


B. The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of CNBC's debt and equity securities at December 31, 1999. The weighted average yield has been computed using the historical amortized cost for securities available for sale.

                                                    ONE YEAR     ONE THROUGH        EQUITY
                                                    OR LESS      FIVE YEARS        SECURITIES        TOTAL
                                                  ----------  ---------------      ----------    ---------
                                                                        (DOLLARS IN THOUSANDS)

U.S. Treasury and Agency Obligations....              $5,986           $3,476       $       0     $  9,462

Equity securities.......................                   0                0           1,548        1,548
                                                  ----------       ----------         -------    ---------

Total securities........................              $5,986           $3,476          $1,548      $11,010
                                                      ======           ======          ======      =======

Percent of total........................              54.37%            31.57%         14.06%       100.00%

Weighted average yield..................               5.04%             6.22%          6.88%         5.67%


C. Excluding those holdings of the investment portfolio in the U.S. Treasury securities and other agencies of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of CNBC at December 31, 1999.

III.  LOAN PORTFOLIO

A. The following table presents a summary of CNBC's loan portfolio by category for each of the last five years.

                               1999                1998                1997                1996               1995
                               ----                ----                ----                ----               ----
                                  PERCENT             PERCENT             PERCENT            PERCENT             PERCENT
                        AMOUNT   OF TOTAL   AMOUNT   OF TOTAL    AMOUNT  OF TOTAL   AMOUNT  OF TOTAL    AMOUNT  OF TOTAL
                        ------   --------   ------   ---------   ------  --------   ------  --------    ------  --------
                                                        (DOLLARS IN THOUSANDS)

Residential real
   estate loans......    $ 22,889   12.82%   $ 21,234   14.05%    $18,871  15.88%     $18,028  20.83%    $ 16,611  24.04%
Real estate
   construction loans       6,441    3.61       9,904    6.55       4,790   4.03        1,528   1.77          760   1.10
Real estate
   investment loans..      75,806   42.47      63,607   42.08      42,967  36.15       29,197  33.74       19,338  27.98
Business loans.......      60,292   33.77      46,204   30.56      42,457  35.72       29,895  34.55       25,377  36.72
Personal loan........      13,092    7.33      10,215    6.76       9,771   8.22        7,881   9.11        7,019  10.16
                        --------- -------    --------  ------     ------- ------    --------- ------      ------- ------
Gross loan...........     178,520  100.00%    151,164  100.00%    118,856 100.00%      86,529 100.00%      69,105 100.00%
                                   ======              ======             ======              ======              ======

Less:
Deferred fees, net...         300                 228                 178                 178                188

Allowance for loan
   losses............       2,550               2,055               1,600               1,264              1,010
                       ----------          ----------          ----------           ---------           --------

Total loans, net.....    $175,670            $148,881            $117,078             $85,087            $67,907
                         ========            ========            ========             =======            =======


B. The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1999. Maturities are based upon contractual terms. CNBC's policy is to specifically review and approve any loan renewed; and no loans are automatically rolled over.


                                             ONE YEAR         ONE THROUGH         OVER            TOTAL
                                              OR LESS         FIVE YEARS       FIVE YEARS         LOANS
                                              -------         ----------       ----------         -----

                                                               (DOLLARS IN THOUSANDS)

Business.......................               $61,209           $71,798           $3,091          $136,098
Real estate construction.......                6,441                  -                -             6,441
                                             --------          --------         --------         ---------

         Total.................               $67,650           $71,798           $3,091          $142,539
                                              =======           =======           ======          ========

Fixed rate loans...............              $  2,957           $15,091           $2,931          $ 20,979
Floating rate loans............                64,693            56,707              160           121,560
                                             --------          --------         --------         ---------

         Total.................               $67,650           $71,798           $3,091          $142,539
                                              =======           =======           ======          ========

C. Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans where interest rate or other terms have been negotiated, accruing loans past due 90 days or more and real estate acquired through foreclosure.

CNBC discontinues the accrual of interest on loans that become 90 days past due as to principal or interest unless they are adequately secured and in the process of collection. A loan remains on nonaccrual status until doubts concerning collectibility no longer exist. A loan is classified as a restructured loan when the interest rate is materially reduced or the term is extended beyond the original maturity date because of the inability of the borrower to service the loan under the original terms. Other real estate owned is recorded at the lower of cost or fair value less estimated costs to sell.

The following table sets forth information regarding nonaccrual loans and other nonperforming assets as of the dates indicated.

                                                            1999         1998          1997         1996       1995
                                                            ----         ----          ----         ----       ----
                                                                             (DOLLARS IN THOUSANDS)
Nonaccrual loans:
         Business loans..........................         $    -         $ 80          $100            -          -
         Residential real estate loans...........              -            -             -            -          -
         Real Estate Investment loans............              -            -             -            -          -
         Personal loans..........................              -            -             -            -          -
                                                         -------       ------       -------      -------    -------

         Total nonaccrual loans..................         $    -         $ 80          $100            -          -

Loans contractually past due 90 days or more,
    other than nonaccruing.......................              -            -             -            -          -
                                                          ------       ------       -------      -------     ------
Total nonperforming loans........................          $   -         $ 80          $100            -          -
                                                           =====         ====          ====      =======     ======
Allowance for loan losses as a percentage
    of loans.....................................           1.43%        1.36%         1.35%        1.46%      1.46%
                                                           =====         ====          ====      =======     ======


Allowance for loan losses as a percentage of total
   nonperforming loans...........................            (1)         2568%         1600%         (1)         (1)
                                                           =====         ====          ====      =======     ======

Nonperforming loans as a percentage of loans.....              0%         .05%          .08%         .00%       .00%
                                                           =====         ====          ====      =======     ======

(1)      Not applicable.


The Board of Directors reviews all nonaccrual loans and all loans 90 days or more delinquent on a monthly basis. The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $11,800 and $7,400 for 1998 and 1997, respectively.

2. In addition to the loans noted above, management performs a quarterly analysis of impaired loans. A loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. The total value of impaired loans at December 31, 1999 was $558,000.

3. There were no foreign loans outstanding at December 31, 1999, 1998, 1997, 1996 or 1995.

4. Other than the categories noted in item A. above, there is no concentration of loans in any industry greater than 10% in the portfolio.

D. As of December 31, 1999, CNBC has no other interest bearing assets which are required to be disclosed under Item III C1. or noted above.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table sets forth activity in CNBC's allowance for loan losses for the periods indicated:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                       1999       1998       1997       1996      1995
                                                       ----       ----       ----       ----      ----
(DOLLARS IN THOUSANDS)

         Balance at beginning of period ..........    $2,055     $1,600     $1,264     $1,010    $  725
         Provision for loan losses ...............       509        480        386        254       288
         Charge-offs:
             Residential real estate loans .......         -          -          -          -         -
             Real estate construction loans ......         -          -          -          -         -
             Real estate investment loans ........         -          -          -          -         -
             Business loans ......................         8         25         50          -         4
             Personal loans ......................        35          -          -          -         -
                                                      ------     ------     ------     ------    ------
                     Total charge-offs ...........        43         25         50          -         4
         Recoveries:
             Residential real estate loans .......         -          -          -          -         -
             Real estate construction loans ......         -          -          -          -         -
             Real estate investment loans ........         -          -          -          -         -
             Business loans ......................         6          -          -          -         1
             Personal loans ......................        23          -          -          -         -
                                                      ------     ------     ------     ------    ------
                     Total recoveries ............        29          -          -          -         1
                                                      ------     ------     ------     ------    ------
         Net charge-offs .........................        14         25         50          -         3
                                                      ------     ------     ------     ------    ------

         Balance at end of period ................    $2,550     $2,055     $1,600     $1,264    $1,010
                                                      ======     ======     ======     ======    ======

         Ratio of net charge-offs to average loans
             outstanding during the year .........       .01%       .02%       .05%         -         -
                                                      ======     ======     ======     ======    ======

Management performs an analysis of CNBC's loan portfolio on a quarterly basis to assess the adequacy of the allowance for loan losses. The allowance for loan losses represents that amount which management estimates is adequate to provide for probable losses in its portfolio. The allowance balance and the provision charged to expense are determined by management based upon past loan loss experience, economic conditions, and various other circumstances that are subject to change over time. The collectibility of certain specific loans is evaluated based upon factors including the financial position of the borrower, the estimated market value of the collateral at the current time, guarantees, and CNBC's collateral position versus other creditors. Historical loss information and local economic conditions are considered in establishing allowances on the remaining portfolio. The allowance is reduced by charging off loans deemed uncollectible by management and increased by provisions charged to expense and recoveries of previous charge-offs. Collection efforts continue for loans which have been charged-off.

While management of CNBC places a strong emphasis on loan underwriting and loan review procedures and has, to date, experienced low levels of loan charge-offs, management has continued to increase its allowance for loan losses due to its loan growth. Several factors make it more difficult for CNBC to quantify its allowance for loan losses than other banks. These factors are as follows:

         - Due to its small business focus, CNBC's average loan size is much larger than other similarly sized banks;

         - Since its inception, CNBC has grown substantially, especially the last 3 years and, typical loan quality problems take several years to materialize; and

         - CNBC's short history makes projecting loan losses based on historical experience less reliable than other banks, which is one of the measurement techniques utilized by the industry in assessing allowance for loan loss levels.

B. The following table sets forth an allocation of the allowance for loan losses by category of loan and the percentage of total loans represented by that category. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation of the allowance for loan losses is an estimate of the portion of the allowance that will be used to cover future charge-offs in each major category, but it does not preclude any portion of the allowance allocated to one type of loan being used to absorb losses of another loan type.

                                                                         DECEMBER 31
                                                                         -----------

                                 1999                  1998                 1997                  1996               1995
                                 ----                  ----                 ----                  ----               ----
                                     PERCENT               PERCENT              PERCENT              PERCENT             PERCENT
                                     OF LOANS              OF LOANS             OF LOANS             OF LOANS            OF LOANS
                                     IN EACH               IN EACH              IN EACH              IN EACH             IN EACH
                                     CATEGORY              CATEGORY             CATEGORY             CATEGORY            CATEGORY
                                     TO TOTAL              TO TOTAL             TO TOTAL             TO TOTAL             TO TOTAL
                            AMOUNT    LOANS        AMOUNT   LOANS       AMOUNT    LOANS      AMOUNT   LOANS       AMOUNT   LOANS
                            ------    ------       ------  ------       ------   ------      ------   ------      ------   ------
                                                                     (DOLLARS IN THOUSANDS)

Business and real estate
  investment ...........    $1,687     76.24%      $1,347   72.64%      $1,052    71.87%     $  733    68.29%     $  568    64.70%
Real estate construction        80      3.61          122    6.55           59     4.03          20     1.77           -     1.10
Residential real estate         60     12.82           58   14.05           51    15.88          45    20.83          41    24.04
Personal ...............        96      7.33           77    6.76           70     8.22          59     9.11          52    10.16
Unallocated ............       627         -          451       -          368        -         407        -         349        -
                            ------    ------       ------  ------       ------   ------      ------   ------      ------   ------

         Total .........    $2,550    100.00%      $2,055  100.00%      $1,600   100.00%     $1,264   100.00%     $1,010   100.00%
                            ======    ======       ======  ======       ======   ======      ======   ======      ======   ======




V.  DEPOSITS

Since its inception, CNBC management has followed a growth strategy which was primarily driven by the amount of quality loans which it could responsibly fund. This strategy has resulted in loan growth which has outpaced deposit growth from its primary customer base. Additionally, CNBC's primary customer base has a strong desire for liquidity, which results in a preference for short term certificate of deposit maturities and money market savings accounts versus longer term certificates of deposit. As a result, CNBC has accepted certificates of deposit from customers outside its designated market area which are solicited through a national rate listing network. While only some of these deposits are placed through a deposit broker, CNBC has elected to list all such funds as "Brokered Certificates of Deposit" in the following table. Any brokerage fees or commissions for such deposits are paid for by the depositor, not CNBC.

Utilization of these deposits has the following benefits to CNBC:

         - Generates longer term funding for CNBC not generally available from its primary customers;

         - maintains CNBC's efficiency due to accepting only deposits of $99,000 or greater; and

         - permits CNBC to fund loans at a higher growth rate than would otherwise have been feasible based on the deposit growth from its targeted customers base.

The following table sets forth the distribution of CNBC's average deposit accounts and the related weighted average interest rates on each category of deposit presented at the dates indicated. CNBC has no foreign deposits or foreign banking offices.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------
                                                     1999               1998                1997
                                                     ----               ----                ----

                                                       WEIGHTED              WEIGHTED            WEIGHTED
                                             AVERAGE   AVERAGE     AVERAGE   AVERAGE    AVERAGE  AVERAGE
                                             BALANCE     RATE      BALANCE    RATE      BALANCE   RATE
                                             --------    ----     --------    ----     --------   ----
                                                                 (DOLLARS IN THOUSANDS)

         Noninterest bearing checking ...    $ 22,948       -     $ 19,214       -     $ 16,254      -

         NOW accounts ...................      10,365    1.43%      10,544    1.82%       7,130   2.06%

         Savings and money market
            accounts ....................      68,076    3.72       49,191    4.34       29,907   4.25

         Certificates of deposit ........      28,716    5.01       26,350    5.49       24,959   5.66

         Brokered certificates of deposit      37,009    5.72       30,625    5.98       21,451   6.09
                                             --------    ----     --------    ----     --------   ----

         Total ..........................    $167,114    3.73%    $135,924    4.12%    $ 99,701   4.15%
                                             ========    ====     ========    ====     ========   ====


The following table summarizes certificates of deposits issued in amounts of $100,000 or more as of December 31, 1999, by time remaining until maturity, in thousands:

         Under three months...........................         $11,746
         Three to six months..........................           7,295
         Six to twelve months.........................           5,525
         Over twelve months...........................           8,640
                                                             ---------
                                                               $33,206
                                                             =========

VI.      RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated by reference to the information appearing in the table under the caption "Selected Financial Data" located on page 2 of CNBC Bancorp's 1999 Annual Report to Shareholders.

VII.     SHORT-TERM BORROWING

There were no short-term borrowings outstanding at December 31, 1999, 1998 or 1997. Additionally, the average balance of short-term borrowings did not exceed 30% of shareholder's equity at the end of 1999, 1998 or 1997.

PERSONNEL

As of December 31, 1999, CNBC had 64 total employees and 45 full-time employees. None of CNBC's employees is represented by a collective bargaining agreement. Management considers its relations with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

CNBC and Commerce National Bank are located at CNBC's only current facility at 100 East Wilson Bridge Road, Worthington, Ohio. Management has determined that CNBC is able to provide quality service to its customers from its current location.

CNBC and Commerce National Bank's only office is located in a 24,250 square foot general purpose office building, of which Commerce National Bank owns. CNBC currently utilizes approximately 75% of the building, with the remaining space leased by companies independent of CNBC.

CNBC considers the property to be in good operating condition and suitable for the purpose for which it is used. The property is unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

Neither CNBC nor Commerce National Bank is presently involved in any legal proceedings of a material nature. From time to time, Commerce National Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made to customers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the Common Stock of CNBC Bancorp are traded on the over-the-counter market primarily with brokers in CNBC Bancorp's service area. The information required under this item is incorporated by reference to the information appearing under the caption "Market for Common Equity and Related Shareholder Matters" located on page 10 of CNBC Bancorp's 1999 Annual Report to Shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On July 1, 1999, CNBC issued 1,000 shares of its common stock to the sole shareholder of Direct Connect, Inc. in connection with the purchase of the business. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 6 through 9 of CNBC Bancorp's 1999 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

The Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to CNBC Bancorp's 1999 Annual Report to Shareholders (Exhibit 13, pages 11 through
30).

Consolidated Balance Sheets - December 31, 1999 and 1998
Consolidated Statements of Income - For the years ended December 31, 1999 and
1998
Consolidated Statements of Comprehensive Income - For the years ended December 31, 1999 and 1998
Consolidated Statements of Changes in Shareholders' Equity - For the years ended December 31, 1999 and 1998
Consolidated Statements of Cash Flows - For the years ended December 31, 1999 and 1998
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Crowe, Chizek and Company LLP, served as independent auditors for the purpose of auditing CNBC's Annual Consolidated Financial Statements and for the preparation of the consolidated tax returns for the fiscal years ended December 31, 1999 and 1998. The appointment of independent auditors is approved annually by the Board of Directors. Management has had no disagreements with the independent accountants on matters of accounting principals or financial statement disclosure required to be reported under this item.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information for Item 9 appears on pages 4 through 5 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 25, 2000, dated March 15, 2000, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

Information for Item 10 appears on pages 7 through 11 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 25, 2000, dated March 15, 2000, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information for Item 10 appears on pages 2 through 3 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 25, 2000, dated March 15, 2000, and is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships or transactions that are required to be reported.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1 FINANCIAL STATEMENTS. The following consolidated financial statements of CNBC appear in the 1999 Annual Report to Shareholders (Exhibit 13) on the pages referenced and are specifically incorporated by reference under Item 7 of the Form 10-KSB:.

PAGE IN ANNUAL REPORT

Independent Auditor's Report.......................................       11
Consolidated Balance Sheets........................................       12
Consolidated Statements of Income..................................       13
Consolidated Statements of Comprehensive Income....................       14
Consolidated Statements of Shareholders' Equity....................       15
Consolidated Statements of Cash Flow...............................       16
Notes to Consolidated Financial Statements.........................    17-30

2 FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted as they are not applicable or the required information is included in the financial statements or notes thereto found in CNBC Bancorp's 1999 Annual Report to Shareholders.

3 EXHIBITS.

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

         (8) Exhibit 11 - Computation of Earnings per Share. Reference is made to CNBC Bancorp 1999 Annual Report to Shareholders, Note 1, page 18, which is incorporated herein by reference

        *(9)      Exhibit 13 - CNBC Bancorp 1999 Annual Report to Shareholders

        (10) Exhibit 20 - Proxy Statement for the 2000 Annual Meeting of Shareholders. Reference is made to Form DEF 14.A dated March 15, 2000, which is incorporated herein by reference

       *(11)      Exhibit 23 - Consent of Independent Accountants

       *(12)      Exhibit 27 - Financial Data Schedule


    (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 29, 2000                              CNBC Bancorp
       --------------                              ------------
                                                   (Registrant)

By   /s/ Thomas D. McAuliffe
   -----------------------------------------------------------------------------
         Thomas D, McAuliffe, Chairman, President
         (its principal executive officer)

By   /s/ John A. Romelfanger John A. Romelfanger, Secretary, Treasurer,
   -----------------------------------------------------------------------------
         Vice President (its principal financial officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 14th day of March 2000 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas D. McAuliffe                /s/ Daniel M. Mahoney
-----------------------                ---------------------
Thomas D. McAuliffe                    Daniel M. Mahoney
President, Chairman of the Board,      Vice President, Senior Lending Officer,
Chief Executive Officer, Director      Director


/s/ Loreto (Larry) V. Canini           /s/ Samuel E. McDaniel
----------------------------           ----------------------
Loreto (Larry) V. Canini               Samuel E. McDaniel
Director                               Director


/s/ Mark S. Corna
----------------------------           ----------------------
Mark S. Corna                          Kent K. Rinker
Director                               Nonelected Advisory Director


/s/ Jameson Crane, Jr.
----------------------------           ----------------------
James Crane, Jr.                       Richard F. Ruhl
Director                               Director


/s/ Judith A. DeVillers                /s/ David J. Ryan
-----------------------                -----------------
Judith A. DeVillers                    David J. Ryan
Director                               Director


/s/ George A. Gummer
----------------------------           ----------------------
George A. Gummer                       Peter C. Taub
Director                               Director

/s/ William L. Hoy                    /s/ John A. Tonti
------------------                    -----------------
William L. Hoy                        John A. Tonti
Director                              Director



                                      /s/ Alan R. Weiler
-------------------                   ------------------
Douglas J. James                      Alan R. Weiler
Director                              Director


                                      /s/ Michael Wren
-------------------                   ----------------
Donald R. Kenney                      Michael Wren
Director                              Director

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

         10.1            Employment Agreement dated as of March 1, 1998          Reference is made to Exhibit 10.1 to
                         as amended and restated effective December 31, 1998     Form 10-QSB dated June 30, 1999,
                         by and between and among Commerce National Bank,        which exhibit is incorporated herein
                         CNBC Bancorp and Thomas D. McAuliffe                    by reference.


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

         10.5            CNBC Bancorp 1999 Stock Option Plan                     Reference is made to Exhibit 10.5 to
                                                                                 Form 10-QSB dated June 30, 1999,
                                                                                 which exhibit is incorporated herein
                                                                                 by reference.

         11              Computation of Earnings per Share                       Reference is made to CNBC's Annual
                                                                                 Report to Shareholders, Note1, Page 18,
                                                                                 which exhibit is incorporated herein
                                                                                 by reference.

         13              CNBC Bancorp 1999 Annual Report to Shareholders

                                  CNBC Bancorp

                                Index to Exhibits
--------------------------------------------------------------------------------

EXHIBIT NUMBER                              DESCRIPTION                                  PAGE NUMBER
--------------                              -----------                                  -----------

          20             Proxy Statement for the 2000 Annual Meeting of          Reference is made to Form DEF 14.A
                         Shareholders                                            dated March 15, 2000, which is
                                                                                 incorporated herein by reference.

          23             Consent of Independent Accountants

          27             Financial Data Schedule