Form 10QSB
period 2000-03-31
CNBC BANCORP /OH
filed 2000-05-15
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT


For the transition period from _____ to _____.


Commission file number:  000-28203
                         ---------

                                  CNBC BANCORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Ohio                                      31-1478140
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


RU
              100 East Wilson Bridge Road, Worthington, Ohio 43085
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (614) 848-8700
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                   1,339,366 common shares
                                               outstanding at April 27, 2000

Transitional Small Business Disclosure Format (check one):
Yes    No X
   ---   ---

                                  CNBC BANCORP
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets.............................    3

         Condensed Consolidated Statements of Income.......................    4

         Condensed Consolidated Statements of Comprehensive Income.........    5

         Condensed Consolidated Statements of Changes in
         Shareholders' Equity..............................................    6

         Condensed Consolidated Statements of Cash Flows...................    7

         Notes to the Consolidated Financial Statements....................    8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   15

Item 2.  Changes in Securities and Use of Proceeds.........................   15

Item 3.  Defaults Upon Senior Securities...................................   15

Item 4.  Submission of Matters to a Vote of Security Holders...............   15

Item 5.  Other Information.................................................   15

Item 6.  Exhibits and Reports on Form 8-K..................................   15

SIGNATURES   ..............................................................   16

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                MARCH 31          DECEMBER 31
                                                                  2000               1999
ASSETS

Cash and Noninterest-bearing Balances .................     $   9,266,901      $   4,728,912
Interest-bearing Balances .............................           414,754            261,900
Federal Funds Sold ....................................         4,000,000          4,525,000
Money Market Funds ....................................         8,644,681          2,301,047
                                                            -------------      -------------
         Total Cash and Cash Equivalents ..............        22,326,336         11,816,859

Securities Available for Sale .........................         9,028,338         11,010,108
Loans, Net ............................................       180,144,012        175,669,537
Premises and Equipment ................................         2,400,620          2,377,459
Accrued Interest Receivable ...........................         1,020,729            998,479
Other Assets ..........................................         1,200,223          1,055,320
                                                            -------------      -------------

Total Assets ..........................................     $ 216,120,258      $ 202,927,762
                                                            =============      =============



LIABILITIES

Deposits:
         Noninterest-bearing ..........................     $  25,021,223      $  22,426,666
         Interest-bearing .............................       156,611,183        146,641,616
                                                            -------------      -------------
                  Total Deposits ......................       181,632,406        169,068,282

Borrowings ............................................        13,347,415         13,572,988
Other Liabilities .....................................         1,279,646          1,181,813
                                                            -------------      -------------

Total Liabilities .....................................       196,259,467        183,823,083


SHAREHOLDERS' EQUITY

Common Stock No Par Value:
         Authorized Shares - 2,000,000
         Issued and Outstanding - 1,338,084 in 2000 and
         1,324,532 in 1999 ............................        13,803,953         13,672,131
Retained Earnings .....................................         6,076,638          5,453,333
Accumulated Other Comprehensive Income (Loss) .........           (19,800)           (20,785)
                                                            -------------      -------------

Total Shareholders' Equity ............................        19,860,791         19,104,679
                                                            -------------      -------------

Total Liabilities and Shareholders' Equity ............     $ 216,120,258      $ 202,927,762
                                                            =============      =============

                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                                  --------
                                                           2000            1999
                                                        ----------     ----------
INTEREST INCOME

         Loans, including Fees ....................     $3,917,723     $3,276,941
         Taxable Securities .......................        136,890         69,889
         Money Market Funds .......................        129,304         54,458
         Federal Funds Sold .......................         10,239         23,461
         Deposits with Banks ......................          2,073         49,837
                                                        ----------     ----------

Total Interest Income .............................      4,196,229      3,474,586

INTEREST EXPENSE

         Deposits .................................      1,778,473      1,408,095
         Borrowings ...............................        198,212        201,863
                                                        ----------     ----------

Total Interest Expense ............................      1,976,685      1,609,958
                                                        ----------     ----------

         Net Interest Income ......................      2,219,544      1,864,628

         Provision for Loan Losses ................        100,800        164,000
                                                        ----------     ----------

Net Interest Income after Provision for Loan Losses      2,118,744      1,700,628

NONINTEREST INCOME

         Service Charges on Deposits ..............         41,347         45,235
         Net Gains on Sales of Securities .........           --           15,395
         Other Income .............................         57,832         29,766
                                                        ----------     ----------

Total Noninterest Income ..........................         99,179         90,396

NONINTEREST EXPENSES

         Salaries and Benefits ....................        725,373        609,619
         Occupancy and Equipment, Net .............         85,769         27,242
         Data Processing ..........................         40,534         76,215
         Customer Courier .........................           --           48,000
         Professional Services ....................         34,028         36,127
         State Franchise Tax ......................         42,487         37,110
         Other Expenses ...........................        216,556        180,250
                                                        ----------     ----------

Total Noninterest Expenses ........................      1,144,747      1,014,563
                                                        ----------     ----------

Income before Income Taxes ........................      1,073,176        776,461
Income Tax Expense ................................        371,000        272,500
                                                        ----------     ----------

         Net Income ...............................     $  702,176     $  503,961
                                                        ==========     ==========

EARNINGS PER COMMON SHARE

         Basic ....................................     $      .53     $      .45
                                                        ==========     ==========

         Diluted ..................................     $      .50     $      .42
                                                        ==========     ==========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                  CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31
                                                               --------
                                                           2000         1999
                                                           ----         ----

Net Income ........................................     $ 702,176     $ 503,961

Other Comprehensive Income (Loss):

Unrealized Holding Gains and (Losses) on
         Securities Available for Sale ............         1,462        (9,147)
Reclassification Adjustments for (Gains) and Losses
         Later Recognized in Net Income ...........             -       (15,395)
                                                        ---------     ---------
Net Unrealized Gains and (Losses) .................         1,462       (24,542)
Tax Expense (Benefit) .............................           477        (8,280)
                                                        ---------     ---------

         Total Other Comprehensive Income (Loss) ..           985       (16,262)
                                                        ---------     ---------

Comprehensive Income ..............................     $ 703,161     $ 487,699
                                                        =========     =========











                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31
                                                   ---------------------------
                                                    2000                1999
                                                    ----                ----


BALANCES AT BEGINNING OF PERIOD ..........      $ 19,104,679       $ 11,971,502


Net Income ...............................           702,176            503,961


Proceeds from Exercise of Warrants .......            54,857              7,032


Proceeds and Tax Benefit from Exercise
   of Stock Options ......................           117,094               --


Treasury Shares Purchased ................          (119,000)              --


Other Comprehensive Income ...............               985            (16,262)
                                                ------------       ------------

BALANCES AT END OF PERIOD ................      $ 19,860,791       $ 12,466,233
                                                ============       ============















                                  See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                            --------
                                                                     2000              1999
                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income ...............................................     $    702,176      $    503,961
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses ..............          100,800           164,000
                  Depreciation ...........................           66,000            47,700
                  Net Realized Gain on Securities
                     Available for Sale ..................                -           (15,395)
                  Net Amortization/Accretion on Securities             (868)            3,561
                  Federal Home Loan Bank Stock Dividend ..          (22,200)          (20,500)
                  Changes in:
                           Interest Receivable ...........          (22,250)         (163,695)
                           Other Assets ..................         (145,380)         (126,732)
                           Other Liabilities .............          362,739           315,089
                                                               ------------      ------------

         Net Cash Provided by Operating Activities .......        1,041,017           707,989

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities ..................................         (743,700)       (3,004,033)
Maturities of Securities .................................        2,750,000           750,000
Sales of Securities ......................................                -         3,055,079
Net Increase in Loans ....................................       (4,575,275)      (10,732,036)
Purchase of Premises and Equipment .......................          (89,161)          (61,814)
                                                               ------------      ------------

         Net Cash Flows Used in Investing Activities .....       (2,658,136)       (9,992,804)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits .................................       12,564,124        22,505,929
Net Proceeds from Issuance of Common Stock ...............          171,951             7,032
Purchase of Treasury Shares ..............................         (119,000)                -
Advances from Federal Home Loan Bank .....................                -         4,000,000
Principal Payments on Federal Home Loan Bank Advances ....         (176,292)         (437,264)
Net Proceeds from Loan Payable ...........................                -         1,000,000
Repayment of Loans Payable ...............................          (49,281)                -
Dividends Paid ...........................................         (264,906)         (189,885)

         Net Cash Flows Provided by Financing Activities .       12,126,596        26,885,812
                                                               ------------      ------------
         Net Change in Cash and Cash Equivalents .........       10,509,477        17,600,997
Cash and Cash Equivalents at Beginning of Year ...........       11,816,859        17,496,729
                                                               ------------      ------------
Cash and Cash Equivalents at End of Period ...............     $ 22,326,336      $ 35,097,726
                                                               ============      ============

Cash  Paid During the Period for
         Interest ........................................     $  1,980,279      $  1,493,304
         Income Taxes ....................................           35,000            20,000





                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 1999 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of CNBC Bancorp ("CNBC") and its wholly owned subsidiary, Commerce National Bank ("Commerce National") and also together referred to as CNBC. All significant intercompany transactions and balances have been eliminated.

Revenues and assets are derived from the banking industry, serving primarily small business customers in the central Ohio region. Banking deposit products include checking and savings accounts and certificates of deposit. Business loans are secured by real estate, accounts receivable, inventory, equipment and other types of collateral and are expected to be repaid from cash flows from operations of businesses. Personal loans are secured by real estate, stocks and other collateral. A small portion of loans is unsecured. Management considers CNBC's operations to be aggregated in one reportable operating segment, banking.

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

                                                    THREE MONTHS ENDED
                                                    ------------------
                                               MARCH 31, 2000   MARCH 31, 1999
                                               --------------   --------------

Weighted Average Shares for Basic EPS .......     1,331,849       1,117,778
Add Dilutive Effect of:
   Exercise of Warrants .....................        20,599          47,791
   Exercise of Stock Options ................        65,216          72,778
                                                  ---------       ---------
Weighted Averages Shares for Diluted EPS ....     1,417,664       1,238,347

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

Certain items in the financial statements have been reclassified to conform to the current presentation.


NOTE 2 - LOANS

Loans were comprised of the following:

                                                MARCH 31, 2000     DECEMBER 31, 1999
                                                --------------     -----------------

Residential Real Estate Loan ...............     $  22,370,355      $  22,888,949
Real Estate Construction Loans .............         6,431,591          6,440,586
Real Estate Investment Loan ................        77,224,087         75,806,467
Business Loans .............................        64,077,595         60,291,928
Personal Loans .............................        13,032,863         13,091,809
                                                 -------------      -------------
         Subtotal ..........................       183,136,491        178,519,739
Allowance for Loan Losses ..................        (2,650,800)        (2,550,000)
Net Deferred Loan Origination Fees and Costs          (341,679)          (300,202)
                                                 -------------      -------------

Net Loans ..................................     $ 180,144,012      $ 175,669,537
                                                 =============      =============


Activity in the allowance for loan losses was as follows:

                                              THREE MONTHS ENDED  THREE MONTHS ENDED
                                                  MARCH 31, 2000      MARCH 31, 1999
                                                  --------------      --------------

Beginning Balance ..........................       $ 2,550,000        $ 2,055,000
Loan Loss Provision ........................           100,800            164,000
Loans Charged Off ..........................                 -                  -
Recoveries on Loans Previously Charged Off .                 -              6,013
                                                   -----------        -----------

Ending Balance .............................       $ 2,650,800        $ 2,225,013
                                                   ===========        ===========


Information regarding impaired loans was as follows:

                                                  MARCH 31, 2000   DECEMBER 31, 1999
                                                  --------------   -----------------
Loans Past Due Over 90 Days and Accruing
         Interest ..........................        $        -        $         -
Nonaccrual Loans ...........................                 -                  -

Impaired Loans with No Allowance
         for Losses Allocated ..............        $       -         $        -
Impaired Loans with Allowance
         for Loan Losses Allocated .........           334,000            558,000
                                                    ----------        -----------
Total ......................................        $  334,000        $   558,000
                                                    ==========        ===========

Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance .........        $  200,000        $   230,000

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                            MARCH 31, 2000     DECEMBER 31, 1999
                                            --------------     -----------------

Interest-bearing Demand ................      $ 14,565,990       $  9,216,329
Savings ................................        64,483,211         65,761,990
Time, Balances Under $100,000 ..........        42,925,272         38,457,477
Time, Balances $100,000 and Over .......        34,636,710         33,205,820
                                              ------------       ------------

Total Interest-bearing Deposits ........      $156,611,183       $146,641,616
                                              ============       ============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $106,626,000 at March 31, 2000, and $96,560,000 at December 31, 1999. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $43,865,000 at March 31, 2000, and $40,112,000 at December 31, 1999.


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

At March 31, 2000, and December 31, 1999, respectively, reserves of $1,165,000 and $1,105,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments are used in the normal course of business to meet the financing needs of customers and to reduce exposure to interest rate changes. These financial instruments include commitments to extend credit and standby letters of credit. These involve, to varying degrees, credit and interest rate risk in excess of the amount reported in the financial statements. Exposure to credit loss if the other party does not perform is represented by the contractual amount for commitments to extend credit, standby letters of credit, and financial guarantees written. The same credit policies are used for commitments and conditional obligations as are used for loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some of the commitments are expected to expire without being used; therefore, the total commitments do not necessarily represent future cash requirements. Standby letters of credit and financial guarantees written are conditional commitments to guarantee a customer's performance to a third party.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

A summary of the notional or contractual amounts of financial instruments with off-balance-sheet risk were as follows:

                                             MARCH 31, 2000    DECEMBER 31, 1999
                                             --------------    -----------------

Unadvanced Lines of Credit ...............     $37,128,000        $33,753,000
Unadvanced Draw Notes ....................       7,265,000          4,689,000
Approved New Loan Commitments:
         Secured by Real Estate ..........      11,800,000         12,719,000
         Other ...........................       5,734,000          6,029,000
Letters of Credit ........................       3,676,000          1,939,000
Available Lines for Credit Cards .........       1,631,000          1,537,000


NOTE 5 - REGULATORY MATTERS

The prompt corrective action regulations provide five regulatory capital classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. Commerce National met the requirements of a well-capitalized institution as defined above, at March 31, 2000 and December 31, 1999. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.

                                                                                                         TO BE WELL
                                                                                                      CAPITALIZED UNDER
                                                                                  FOR CAPITAL         PROMPT CORRECTIVE
                                                          ACTUAL              ADEQUACY PURPOSES       ACTION PROVISIONS
                                                          ------              -----------------       -----------------
                                                    AMOUNT      RATIO         AMOUNT       RATIO      AMOUNT        RATIO
                                                    ------      -----         ------       -----      ------        -----
                                                                               (DOLLARS IN MILLIONS)

MARCH 31, 2000
Total Capital to Risk Weighted Assets
     CNBC...................................         $22.1      12.2%          $14.6        8.0%        $18.2       10.0%
     Commerce National .....................         $23.1      12.7%          $14.6        8.0%        $18.2       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC...................................         $19.9      10.9%          $ 7.3        4.0%        $10.9        6.0%
     Commerce National .....................         $14.5       8.0%          $ 7.3        4.0%        $10.9        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC...................................         $19.9       9.5%          $ 8.3        4.0%        $10.4        5.0%
     Commerce National......................         $14.5       7.0%          $ 8.3        4.0%        $10.4        5.0%

DECEMBER 31, 1999
Total Capital to Risk Weighted Assets
     CNBC...................................         $21.2      12.6%          $13.4        8.0%        $16.8       10.0%
     Commerce National......................         $22.2      13.3%          $13.4        8.0%        $16.8       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC...................................         $19.1      11.4%           $6.7        4.0%        $10.1        6.0%
     Commerce National......................         $13.8       8.2%           $6.7        4.0%        $10.1        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC...................................         $19.1       9.1%           $8.4        4.0%        $10.5        5.0%
     Commerce National......................         $13.8       6.6%           $8.4        4.0%        $10.5        5.0%

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at March 31, 2000, compared to December 31, 1999, and the consolidated results of operations for the three months ended March 31, 2000, compared to the same period in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

When used in this Form 10-QSB or future filings by CNBC with the Securities and Exchange Commission, in CNBC's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. CNBC wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities and competitive and regulatory factors, could affect CNBC's financial performance and could cause CNBC's actual results for future periods to differ materially from those anticipated or projected. CNBC does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

CNBC is not aware of any trends, events or uncertainties that will have or are reasonably likely to have a material effect on the liquidity, capital resources or operations except as discussed herein. In addition, CNBC is not aware of any current recommendations by regulatory authorities that would have such effect if implemented.


FINANCIAL CONDITION

Total assets increased $13.2 million, or 6.5%, to $216.1 million at March 31, 2000 from $202.9 million at March 31, 1999. The two largest components of this increase were an increase in cash and cash equivalents of $10.5 million and an increase of $4.5 million in loans outstanding.

The increase in cash and cash equivalents at March 31, 2000, was due to increased liquidity from strong deposit growth.

The increase in loans was comprised primarily of a $1.4 million increase in real estate investment loans and a $3.8 million increase in business loans. These increases are in line with Commerce National's budgeted growth goals. Management attributes much of this growth to the continuing consolidation of its competitors, which has resulted in a higher demand for Commerce National's more personal and responsive service. The central Ohio economy continues to be strong, especially in residential and commercial construction. Management anticipates opportunities are good for continued growth due to Commerce National's small business focus and personal service, a strong local economy, and continuing consolidation of its competitors.

The primary increase in liabilities was a $12.6 million increase in deposit accounts. $5.3 million of this increase was in interest-bearing demand account balances, and resulted from increased balances in a number of title company customers' accounts. Certificates of deposit grew $5.9 million, with $3.8 million of this growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes with terms generally ranging from 18 months to 3 years. Deposit balances continue to grow as a result of Commerce National's small business focus and available cash management products for its customers.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 was $702,176, a 39.3% increase over the $503,961 for the same period in 1999. The increase was primarily driven by a $355,000 increase in net interest income and a decrease in the provision for loan losses of $63,000, offset by increased operating expenses of $130,000 and a $99,000 increase in federal income tax expense.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. The 19.0% increase in net interest income was primarily the result of an increase in average loans outstanding of 14.9% for 2000 compared to 1999. Similar to 1999, loan growth was most significant in the business and real estate investment loan categories, which reflects Commerce National's business focus and an expanding local economy. Net interest margin improved from 4.34% for the three months ended March 31, 1999 to 4.47% for the three months ended March 31, 2000..


The decrease in the provision for loan losses of $63,000 was due to slower growth of the overall portfolio, as compared to previous periods and no loan charge-offs were incurred in the first quarter of 2000.


Noninterest expense was up 12.8% for the three months ended March 31, 2000 versus the three months ended March 31, 1999. Salaries and benefits were up 19.0% and accounted for 88.9% of the increase in noninterest expense. In addition to normal raises and staff additions to support CNBC's growth, two major changes were implemented after the first quarter of 1999. First, Commerce National terminated its contract with the third party processor of its core operating system and began processing in-house, utilizing its own AS/400 computer, as well as bringing the check processing system in-house. This change added additional staff, but has also reduced data processing costs by 46.8% for the three months ended March 31, 2000 as compared to March 31, 1999. The second major change involved the courier messenger service utilized by Commerce National's customers. Since its inception, some of Commerce National's customers have utilized a deposit pickup courier service. This service was provided by a separate company, utilizing drivers who were independent contractors. Commerce National incurred the cost of this service. Commerce National received regulatory approval in 1999 to establish a mobile messenger service which would utilize bank employees instead of contracting with a separate company. Effective second quarter of 1999, the courier company was acquired by Commerce National and all employees and independent drivers of the company were hired by Commerce National as employees of Commerce National. This change effectively reclassified this expense from "Customer Courier" to "Salaries and Benefits" and "Other Expenses". One of the key measures utilized by management to track personnel efficiency is the dollar amount of revenues generated (net interest income plus noninterest income) per dollar amount of personnel expense. For the three months ended March 31, 2000 and 1999, these figures were $3.20 and $3.21, respectively.

Occupancy expense increased due to a significant drop in rental income received on the office building owned by Commerce National Bank. Two tenants moved from the building in early 1999, allowing room for expansion to meet Commerce National's current needs for facilities. Commerce National utilized 2,500 square feet of the vacated space for its item and data processing areas and completed renovation of 8,000 square feet for its lending officers and loan operations departments. Commerce National now occupies approximately 75% of its office building.

Federal income tax expense was up $99,000 and is the result of CNBC's increased profitability.


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

At March 31, 2000, Commerce National had $40.8 million in available short-term funding sources to mitigate any risks from changes in deposit account balances. This represents 39.2% of checking and savings deposits which can be immediately withdrawn. These sources are detailed as follows:


     Cash and short-term investments ..........................     $13,389
     Unused borrowing capacity with the Federal Home Loan Bank       19,536
     Federal funds lines of credit with other banks ...........       5,400
     Unpledged investment securities ..........................       2,492
                                                                    -------
     Total ....................................................     $40,817
                                                                    =======

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $42,681,000. No borrowings were outstanding at March 31, 2000.


CAPITAL RESOURCES

CNBC and Commerce National are both subject to regulatory capital requirements. These requirements measure capital levels utilizing three different calculations. Based on these calculations, CNBC and Commerce National are assigned to a capital category which, among other things, dictates certain business practices of the organization, the level of Commerce National's FDIC insurance premiums and which process is followed in obtaining regulatory approvals necessary for branch applications, mergers and similar transactions. CNBC's capital requirements are measured on a combined basis with Commerce National, using consolidated totals. Commerce National is measured independently. In April, 1999, CNBC raised $4.85 million in new capital funds through a public offering to support its recent growth and improve its capital position. This public offering was completed in less than one month without the assistance of a broker. As of December 31, 1999, CNBC and Commerce National were classified in the "well capitalized" category. It is management's policy to manage the growth of Commerce National and provide for the appropriate capital resources that will result in Commerce National maintaining its classification as a "well capitalized" institution. Similarly, it is management's policy to maintain the classification of CNBC as either "adequately capitalized" or "well capitalized." For further information on capital requirements, including actual ratios, see Note 5 to the CNBC Bancorp Consolidated Financial Statements included in this report.

CNBC approved the purchase of up to 30,000 shares of its common stock over the next year to be used for general corporate purposes. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased and re-issued 4,000 shares in the first quarter of 2000.


YEAR 2000

CNBC experienced no problems in their computer application systems, nor has management been made aware of any system problems of CNBC's major customers and vendors, related to Year 2000 issues. In addition, CNBC did not experience unusual deposit withdrawals related to the Year 2000. CNBC does not expect to incur any material costs in 2000 associated with Year 2000 issues.

                                  CNBC BANCORP

                                   FORM 10-QSB
                          Quarter ended March 31, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1 -       Legal Proceedings:
               ------------------
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities and Use of Proceeds:
               -----------------------------------------
               There are no matters required to be reported under this item.

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

                    (8)  Exhibit 27 - Financial Data Schedule

                 (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2000.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CNBC BANCORP
                                         ---------------------------------------
                                         (Registrant)




Date:  May 15, 2000                      /s/ Thomas D. McAuliffe
                                         ---------------------------------------
                                         (Signature)
                                         Thomas D. McAuliffe
                                         Chairman and President



Date:  May 15, 2000                      /s/ John Romelfanger
                                         ---------------------------------------
                                         (Signature)
                                         John Romelfanger
                                         Treasurer

                                  CNBC BANCORP

                               INDEX TO EXHIBITS
------------------------------------------------------------------------------


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

          3.2            Regulations of CNBC Bancorp                             Reference is made to Exhibit
                                                                                 3.2 to the Registration Statement
                                                                                 on Form SB-2, File No. 333-68797,
                                                                                 filed March 12, 1999, which exhibit
                                                                                 is incorporated herein by
                                                                                 reference

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


          27             Financial Data Schedule