Form 10QSB
period 2000-06-30
CNBC BANCORP /OH
filed 2000-08-11
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


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

Common stock, without par value                    1,336,422 common shares
                                                   outstanding at July 28, 2000

Transitional Small Business Disclosure Format (check one):
Yes         No    X
     -----      -----

                                  CNBC BANCORP
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000

-------------------------------------------------------------------------------------------------------------------

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets ..............................................................    3

        Condensed Consolidated Statements of Income.........................................................    4

        Condensed Consolidated Statements of Comprehensive Income...........................................    5

        Condensed Consolidated Statements of Changes in
          Shareholders' Equity .............................................................................    6

        Condensed Consolidated Statements of Cash Flows ....................................................    7

        Notes to the Consolidated Financial Statements .....................................................    8


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   18

Item 2.  Changes in Securities and Use of Proceeds..........................................................   18

Item 3.  Defaults Upon Senior Securities....................................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders................................................   18

Item 5.  Other Information..................................................................................   18

Item 6.  Exhibits and Reports on Form 8-K...................................................................   18

SIGNATURES   ...............................................................................................   20

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            JUNE 30             DECEMBER 31
                                                                              2000                  1999
                                                                         -------------       ---------------
ASSETS
Cash and Noninterest-bearing Balances...........................         $  13,385,309         $   4,728,912
Interest-bearing Balances.......................................               164,680               261,900
Federal Funds Sold..............................................             2,000,000             4,525,000
Money Market Funds..............................................            11,805,169             2,301,047
                                                                        ----------------     -----------------
         Total Cash and Cash Equivalents........................            27,355,158            11,816,859

Securities Available for Sale...................................             8,516,934            11,010,108
Loans, Net......................................................           189,695,976           175,669,537
Premises and Equipment..........................................             2,450,455             2,377,459
Accrued Interest Receivable.....................................             1,022,505               998,479
Other Assets....................................................             1,255,048             1,055,320
                                                                        ----------------     -----------------

Total Assets....................................................         $ 230,296,076         $ 202,927,762
                                                                        ================     =================

LIABILITIES

Deposits:
         Noninterest-bearing....................................         $  26,364,765         $  22,426,666
         Interest-bearing.......................................           165,519,732           146,641,616
                                                                        ----------------     -----------------
                  Total Deposits................................           191,884,497           169,068,282

Borrowings......................................................            16,974,711            13,572,988
Other Liabilities...............................................             1,300,667             1,181,813
                                                                        ----------------     -----------------

Total Liabilities...............................................           210,159,875           183,823,083

SHAREHOLDERS' EQUITY

Common Stock No Par Value:
         Authorized Shares - 2,000,000
         Issued - 1,340,081 in 2000 and
         1,324,532 in 1999 .....................................            13,833,876            13,672,131
Retained Earnings...............................................             6,447,405             5,453,333
Treasury Stock, 4,000 Shares at Cost............................              (120,000)                    -
Accumulated Other Comprehensive Income (Loss)...................               (25,080)              (20,785)
                                                                        ----------------     -----------------

Total Shareholders' Equity......................................            20,136,201            19,104,679
                                                                        ----------------     -----------------

Total Liabilities and Shareholders' Equity......................         $ 230,296,076         $ 202,927,762
                                                                        ================     =================


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JUNE 30                                JUNE 30
                                                              2000                  1999             2000            1999
                                                              ----                  ----             ----            ----
INTEREST INCOME
         Loans, including Fees.......................          $4,147,771     $    3,390,386     $   8,065,494     $   6,667,327
         Taxable Securities..........................             135,710             84,871           272,600           154,760
         Money Market Funds..........................             120,568            101,098           249,872           155,556
         Federal Funds Sold..........................              55,973             65,653            66,212            89,114
         Deposits with Banks.........................              34,160             66,464            36,233           116,301
                                                            --------------    ---------------    --------------    --------------
Total Interest Income................................           4,494,182          3,708,472         8,690,411         7,183,058

INTEREST EXPENSE

         Deposits ...................................           2,012,999          1,524,998         3,791,472         2,933,093
         Borrowings..................................             205,859            210,029           404,071           411,892
                                                            --------------    ---------------    --------------    --------------

Total Interest Expense...............................           2,218,858          1,735,027         4,195,543         3,344,985
                                                            --------------    ---------------    --------------    --------------
         Net Interest Income.........................           2,275,324          1,973,445         4,494,868         3,838,073

         Provision for Loan Losses...................             100,800            109,000           201,600           273,000
                                                            --------------    ---------------    --------------    --------------

Net Interest Income after Provision for Loan Losses..           2,174,524          1,864,445         4,293,268         3,565,073

NONINTEREST INCOME

         Service Charges on Deposits.................              40,564             42,416            81,911            87,651
         Net Gains on Sales of Securities............                   -                  -                 -            15,395
         Other Income................................              72,557             33,995           130,389            63,761
                                                            --------------    ---------------    --------------    --------------

Total Noninterest Income.............................             113,121             76,411           212,300           166,807
                                                            --------------    ---------------    --------------    --------------

NONINTEREST EXPENSES

         Salaries and Benefits.......................             812,500            614,350         1,537,873         1,223,969
         Occupancy and Equipment, Net................              83,710             82,701           169,479           109,943
         Data Processing.............................              38,790             76,155            79,324           152,370
         Customer Courier............................                   -             48,000                 -            96,000
         Professional Services.......................              43,974             44,419            78,002            80,546
         State Franchise Tax.........................              42,432             34,923            84,919            72,033
         Other Expenses..............................             180,347            175,651           396,903           355,901
                                                            --------------    ---------------    --------------    --------------

Total Noninterest Expenses...........................           1,201,753          1,076,199         2,346,500         2,090,762
                                                            --------------    ---------------    --------------    --------------

Income before Income Taxes...........................           1,085,892            864,657         2,159,068         1,641,118
Income Tax Expense...................................             377,100            300,970           748,100           573,470
                                                            --------------    ---------------    --------------    --------------

         Net Income..................................           $ 708,792          $ 563,687        $1,410,968        $1,067,648
                                                            ==============    ===============    ==============    ==============

EARNINGS PER COMMON SHARE

    Basic............................................            $   0.53           $   0.45          $   1.06          $   0.90
                                                            ==============    ===============    ==============    ==============

    Diluted..........................................            $   0.50           $   0.41          $   0.99          $   0.82
                                                            ==============    ===============    ==============    ==============

                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                  CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30                             JUNE 30
                                                          2000               1999              2000              1999
                                                          ----               ----              ----              ----

Net Income.........................................       $    708,792    $    563,687     $  1,410,968    $  1,067,648

Other Comprehensive Income (Loss):

Unrealized Holding Gains and (Losses) on
         Securities Available for Sale.............             (8,000)       ( 16,372)          (6,538)        (25,518)
Reclassification Adjustments for (Gains) and Losses
         Recognized in Net Income..................                  -               -                -         (15,395)
                                                          ------------    ------------     ------------    ------------
Net Unrealized Gains and (Losses)..................             (8,000)        (16,372)          (6,538)        (40,913)
Tax Expense (Benefit)..............................
                                                                (2,720)         (5,567)          (2,243)        (13,846)
                                                          ------------    ------------     ------------    ------------

         Total Other Comprehensive Income (Loss)...             (5,280)        (10,805)          (4,295)        (27,067)
                                                          ------------    ------------     ------------    ------------

Comprehensive Income...............................       $    703,512    $    552,882     $  1,406,673    $  1,040,581
                                                          ============    ============     ============    ============



                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                               JUNE 30                                      JUNE 30
                                                      2000                  1999                   2000                 1999
                                                      ----                  ----                   ----                 ----

BALANCES AT BEGINNING OF PERIOD.............       $ 19,860,791         $ 12,466,233             $ 19,104,679        $ 11,971,502


Net Income..................................            708,792              563,687                1,410,968           1,067,648


Proceeds from Exercise of Warrants..........             11,058               25,662                   65,915              32,694


Proceeds and Tax Benefit from Exercise
   of Stock Options.........................                  -              129,301                  117,094             129,301

Proceeds from Stock Offering,
   Net of Costs.............................                  -            4,853,694                        -           4,853,694

Treasury Shares Purchased...................           (120,000)                   -                 (239,000)                  -

Shares Issued...............................              1,500                    -                    1,500                   -

Cash Dividends Declared ($0.24 per share
   in 2000 and $0.20 per share in 1999).....           (320,660)            (259,193)                (320,660)           (259,193)

Other Comprehensive Income..................             (5,280)             (10,805)                  (4,295)            (27,067)
                                                   ---------------      ---------------         --------------      --------------

BALANCES AT END OF PERIOD...................        $20,136,201          $17,768,579           $   20,136,201      $   17,768,579
                                                   ===============      ===============         ==============      ==============




                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                        2000                       1999
                                                                        ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                            $1,410,968                $ 1,067,648
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses...................           201,600                    273,000
                  Depreciation................................           138,000                    105,400
                  Net Realized Gain on Securities
                     Available for Sale.......................                 -                    (15,395)
                  Net Amortization/Accretion on Securities....            (3,414)                     5,355
                  Federal Home Loan Bank Stock Dividend.......           (46,000)                   (41,600)
                  Changes in:
                           Interest Receivable................           (24,026)                  (172,469)
                           Other Assets.......................          (197,486)                  (401,260)
                           Other Liabilities..................            63,101                     49,658
                                                                   ---------------           ----------------

         Net Cash Provided by Operating Activities............         1,542,743                    870,337
                                                                   ---------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities.......................................        (3,463,950)                (8,553,219)
Maturities of Securities......................................         6,000,000                  1,750,000
Sales of Securities...........................................                 -                  3,055,079
Net Increase in Loans.........................................       (14,228,039)               (15,364,292)
Purchase of Premises and Equipment............................          (210,996)                  (282,554)
                                                                   ---------------           ----------------

         Net Cash Flows Used in Investing Activities..........       (11,902,985)               (19,394,986)
                                                                   ---------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits......................................        22,816,215                 21,373,007
Purchase of Treasury Shares...................................          (239,000)                         -
Net Proceeds from Issuance of Common Stock....................           184,509                  5,015,689
Maturities of Federal Home Loan Bank Advances.................          (250,000)                  (250,000)
Advances from Federal Home Loan Bank..........................         4,000,000                  4,000,000
Principal Payments on Federal Home Loan Bank Advances.........          (249,117)                  (508,807)
Net Proceeds from Loan Payable................................                 -                  1,000,000
Repayment of Loans Payable....................................           (99,160)                (1,015,628)
Dividends Paid................................................          (264,906)                  (189,885)
                                                                   ---------------           ----------------

         Net Cash Flows Provided by Financing Activities......        25,898,541                 29,424,376
                                                                   ---------------           ----------------

         Net Change in Cash and Cash Equivalents..............        15,538,299                 10,899,727
Cash and Cash Equivalents at Beginning of Year................        11,816,859                 17,496,729
                                                                   ---------------           ----------------
Cash and Cash Equivalents at End of Period....................      $ 27,355,158                $28,396,456
                                                                   ===============           ================

Cash  Paid During the Period for

         Interest.............................................       $ 4,185,261                $ 3,320,854
         Income Taxes.........................................           800,000                    680,000


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at June 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 1999 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of CNBC Bancorp and its wholly-owned subsidiaries, Commerce National Bank ("Commerce National") and CNBC Retirement Services, Inc. ("CRS, Inc."). All significant intercompany transactions and balances have been eliminated.

Revenues and assets are primarily derived from the banking industry, serving small business customers in the central Ohio region. Banking deposit products include checking and savings accounts and certificates of deposit. Business loans are secured by real estate, accounts receivable, inventory, equipment and other types of collateral and are expected to be repaid from cash flows from operations of businesses. Personal loans are secured by real estate, stocks and other collateral. A small portion of loans is unsecured. All of CNBC's banking operations are considered by management to be aggregated in one reportable operating segment.

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


                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30

                                               2000            1999           2000         1999
                                               ----            ----           ----         ----
Weighted average shares for basic EPS         1,336,601     1,255,303      1,334,225     1,186,920
Add dilutive effect of:
   Exercise of Warrants.....................     18,886        44,218         21,418        44,218
   Exercise of Stock Options................     64,389        71,921         65,421        71,921
                                              ---------     ---------      ---------     ---------
Weighted averages shares for diluted EPS....  1,419,876     1,371,442      1,421,064     1,303,059

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current year tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

NOTE 2 - LOANS

Loans were comprised of the following:


                                                    JUNE 30, 2000              DECEMBER 31, 1999
                                                    -------------              -----------------

Residential Real Estate Loans..................     $  24,957,400                $  22,888,949
Real Estate Construction Loans.................         3,713,124                    6,440,586
Real Estate Investment Loans...................        84,969,364                   75,806,467
Business Loans.................................        67,207,464                   60,291,928
Personal Loans.................................        11,967,062                   13,091,809
                                                    ---------------              ---------------
         Subtotal..............................       192,814,414                  178,519,739
Allowance for Loan Losses......................        (2,752,028)                  (2,550,000)
Net Deferred Loan Origination Fees and Costs...          (366,410)                    (300,202)
                                                    ---------------              ---------------

Net Loans......................................     $ 189,695,976                $ 175,669,537
                                                    ===============              ===============


Activity in the allowance for loan losses was as follows:


                                                                           THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                                JUNE 30, 2000              JUNE 30, 1999
                                                                                -------------              -------------

Beginning Balance......................................................            $ 2,650,800                $ 2,225,013
Loan Loss Provision....................................................                100,800                    109,000
Loans Charged-Off......................................................                      -                          -
Recoveries on Loans Previously Charged-Off.............................                    428                          -
                                                                              -----------------           ----------------
Ending Balance.........................................................            $ 2,752,028                $ 2,334,013
                                                                              =================           ================


                                                                             SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                                JUNE 30, 2000              JUNE 30, 1999
                                                                                -------------              -------------

Beginning Balance......................................................           $  2,550,000                $ 2,055,000
Loan Loss Provision....................................................                201,600                    273,000
Loans Charged-Off......................................................                      -                          -
Recoveries on Loans Previously Charged-Off.............................                    428                      6,013
                                                                              -----------------          -----------------
Ending Balance.........................................................           $  2,752,028                $ 2,334,013
                                                                              =================          =================

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOANS (Continued)

Information regarding impaired loans was as follows:

                                                     JUNE 30, 2000            DECEMBER 31, 1999
                                                     -------------            -----------------
Loans Past Due Over 90 Days and Accruing
         Interest............................       $   3,604                    $       -
Nonaccrual Loans.............................               -                            -

Impaired Loans with No Allowance
         for Losses Allocated................       $       -                    $       -
Impaired Loans with Allowance
         for Loan Losses Allocated...........         711,485                      558,000
                                                    ---------                    ---------
Total........................................       $ 711,485                    $ 558,000
                                                    =========                    =========
Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance...........       $ 275,000                    $ 230,000


NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                                      JUNE 30, 2000           DECEMBER 31, 1999
                                                      -------------           -----------------

Interest-bearing Demand........................        $ 18,701,911                $  9,216,329
Savings........................................          68,495,572                  65,761,990
Time, Balances Under $100,000..................          41,862,552                  38,457,477
Time, Balances $100,000 and Over...............          36,459,697                  33,205,820
                                                    ----------------             ---------------
Total Interest-bearing Deposits................      $  165,519,732                $146,641,616
                                                    ================             ===============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $115,706,000 at June 30, 2000, and $96,560,000 at December 31, 1999. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $41,994,000 at June 30, 2000, and $40,112,000 at December 31, 1999.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

At June 30, 2000, and December 31, 1999, respectively, reserves of $1,162,000 and $1,105,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

A summary of the notional amounts of financial instruments with off-balance-sheet risk were as follows:


                                                      JUNE 30, 2000           DECEMBER 31, 1999
                                                      -------------           -----------------

Unadvanced Lines of Credit.......................      $ 44,588,000                $ 33,753,000
Unadvanced Draw Notes............................         7,727,000                   4,689,000
Approved New Loan Commitments:
         Secured by Real Estate..................        19,846,000                  12,719,000
         Other...................................         3,095,000                   6,029,000
Letters of Credit................................         4,333,000                   1,939,000
Available Lines for Credit Cards.................         1,690,000                   1,537,000

There were no commitments to make fixed-rate loans at current market rates at June 30, 2000. Commitments to make fixed-rate loans at current market rates, and included above, were $1,165,000 at December 31, 1999, with rates ranging from 8.0% to 9.0%. Also included above at June 30, 2000 are $6,380,000 of one and five-year adjustable rate loans with fixed starting rates ranging from 8.0% to 9.6%. At December 31, 1999, there was $7,236,000 of five-year adjustable rate loans with fixed starting rates ranging from 7.25% to 8.75%.

NOTE 5 - REGULATORY MATTERS

CNBC Bancorp and Commerce National are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. Commerce National met the requirements of a well capitalized institution as defined above, at June 30, 2000 and December 31, 1999. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REGULATORY MATTERS (Continued)

Actual and required capital amounts and ratios are presented below.


                                                                            TO BE ADEQUATELY            TO BE WELL
                                                                            CAPITALIZED UNDER        CAPITALIZED UNDER
                                                                            PROMPT CORRECTIVE        PROMPT CORRECTIVE
                                                         ACTUAL             ACTION PROVISIONS        ACTION PROVISIONS
                                                    AMOUNT     RATIO        AMOUNT     RATIO         AMOUNT     RATIO
                                                    ------     -----        ------     -----         ------     -----
                                                                                                 (DOLLARS IN MILLIONS)

JUNE 30, 2000
Total Capital to Risk Weighted Assets
     CNBC.......................................... $ 22.6       11.7%       $15.4        8.0%       $ 19.3       10.0%
     Commerce National ............................ $ 23.6       12.2%       $15.4        8.0%       $ 19.3       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC.......................................... $ 20.1       10.4%       $ 7.7        4.0%       $ 11.6        6.0%
     Commerce National ............................ $ 14.8        7.7%       $ 7.7        4.0%       $ 11.6        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC.......................................... $ 20.1        9.1%       $ 8.9        4.0%       $ 11.1        5.0%
     Commerce National............................. $ 14.8        6.7%       $ 8.9        4.0%       $ 11.1        5.0%

DECEMBER 31, 1999
Total Capital to Risk Weighted Assets
     CNBC.......................................... $ 21.2       12.6%       $13.4        8.0%       $ 16.8       10.0%
     Commerce National............................. $ 22.2       13.3%       $13.4        8.0%       $ 16.8       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC.......................................... $ 19.1       11.4%       $ 6.7        4.0%       $ 10.1        6.0%
     Commerce National............................. $ 13.8        8.2%       $ 6.7        4.0%       $ 10.1        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC.......................................... $ 19.1        9.1%       $ 8.4        4.0%       $ 10.5        5.0%
     Commerce National............................. $ 13.8        6.6%       $ 8.4        4.0%       $ 10.5        5.0%


                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at June 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the three and six months ended June 30, 2000, compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased $27.4 million, or 13.5%, to $230.3 million at June 30, 2000. The two largest components of this increase were an increase in cash and cash equivalents of $15.5 million and an increase of $14.0 million in net loans outstanding. Average total assets were $215 million for the first six months of 2000 versus $190 million for the first six months of 1999.

The increase in cash and cash equivalents at June 30, 2000, was due to increased liquidity from strong deposit growth.

The increase in loans was comprised primarily of a $9.2 million increase in real estate investment loans and a $6.9 million increase in business loans. Average loans outstanding for the first six months of 2000 were $185 million versus $161 million for 1999, an increase of 14.9%. The increase in average loans outstanding was about one-half that experienced last year. Management attributes a slowing of growth to increased competition and a conscious strategy to sell portions of investment real estate loans to other banks to control its asset/liability rate sensitivity and funding needs. The central Ohio economy continues to be strong, especially in residential and commercial real estate construction.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Management anticipates opportunities are good for continued growth due to Commerce National's small business focus and personal service, a strong local economy, and continuing consolidation of its competitors.

The primary increase in liabilities was a $22.8 million increase in deposit accounts. Of this increase, $9.5 million was in interest-bearing demand account balances, and resulted from increased balances in a number of title company customers' accounts. Average deposits for the first six months of 2000 were $181 million compared to $162 million for 1999, an increase of 11.7%. The decision to control loan growth at a lower level than the previous year did result in a lesser need to raise wholesale funds. Certificates of deposit grew $6.7 million, with $1.9 million of this growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes. Maturities for new certificates generally range from 18 months to 3 years. Deposit balances continue to grow as a result of Commerce National's small business focus and available cash management products for its customers.

Borrowings increased $3.4 million, which represents an increase in Federal Home Loan Bank advances. These advances have 3 and 5 year fixed rates that may convert to a variable rate depending on market conditions and ten-year terms.

RESULTS OF OPERATIONS

Net income for the six-month period ended June 30, 2000 was $1,410,968, a 32.2% increase, compared to $1,067,648 during the same period in 1999. The increase in earnings was due to improved interest income from the increase in average loans outstanding, offset somewhat by increased non-interest expenses. Second quarter income in 2000 was $708,792, a 25.7% increase over the $563,687 for the same period in 1999. Discussed below are the major factors that influenced the operating results for the three and six-month periods ended June 30, 2000.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $656,795 for the six-month period ended June 30, 2000, compared to the same period in 1999. The 17.1% increase in net interest income was primarily the result of an increase in average loans outstanding of 14.9% for 2000 compared to 1999. In addition to strong loan growth, CNBC had a slightly higher percentage of its assets invested in loans, which earn higher rates of interest, than investments in 2000 compared to 1999. Loan growth was most significant in the business and real estate investment loan categories, which reflects Commerce National's business focus and an expanding local economy. Interest income during the six-month period ended June 30, 2000 increased 21.0% over the prior year six-month period, compared to a 25.4% increase in interest expense.

Interest income for the second quarter 2000 was $4,494,182, an increase of 21.2% over the same period in 1999. Interest expense for the second quarter 2000 was $2,218,858, an increase of 27.9% over the same period in 1999. The 15.3% increase in net interest income was primarily the result of an increase in average loans outstanding.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

The decrease in the provision for loan losses of $71,400 for the six months ended June 30, 2000 was due to the overall slower average growth in the loan portfolio and lack of loan charge-offs incurred in the first half of 2000. Trends in past due loans and impaired loans are slightly increasing from prior years when these figures were very low.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2000 increased approximately 27.3% over the same period in the prior year as a result of increased credit card and merchant processing fees, letter of credit fees and other fees. For the three months ended June 30, 2000, noninterest income increased approximately 48.0% over the same period in the prior year as a result of merchant processing fees, letter of credit fees, and CRS Inc. fee income. Effective June 1, 2000, CNBC acquired The Puppel Companies, now renamed CNBC Retirement Services, Inc., a wholly-owned subsidiary of CNBC. Management anticipates that CRS, Inc. fee income for services provided will approximate 40-50% of noninterest income in the year 2001.

NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 2000 was $2,346,500, an increase of 12.2% compared to the six months ended June 30, 1999 and $1,201,753, or an increase of 11.7%, for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. This overall increase is consistent with CNBC's growth and inflation.

Salaries and benefits increased 25.6% for the six months ended June 30, 2000 and 32.3% for the three months ended June 30, 2000 compared to the same prior year periods. In addition to normal raises and staff additions to support CNBC's growth, three changes were implemented which increased this category of expenses but reduced expense in another category. The first change involved the courier messenger service utilized by Commerce National's customers. Since its inception, selected Commerce National customers have utilized a deposit pickup service. A separate courier company previously provided this service. Commerce National incurred the cost of this service. Commerce National received regulatory approval in July 1999 to establish a mobile messenger service that would utilize bank employees instead of contracting with a separate company. Effective in July 1999, the courier company was acquired by Commerce National and all employees and independent drivers were hired by Commerce National as employees. This change effectively reclassified this expense from "Customer Courier" to "Salaries and Benefits" and "Other Expenses". The second change was the conversion of Commerce National's data processing and proof operations area from a third party processor to in-house effective in April and August 1999. This change effectively reclassified a portion of its data processing expense to "Salaries and Benefits". Additionally, the acquisition of CRS, Inc. added two additional full-time employees. One of the key measures utilized by management to track personnel efficiency is the dollar amount of revenues generated (net interest income plus non-interest income) per dollar amount of personnel expense. For the six months ended June 30, 2000 and 1999, these figures were $3.06 and $3.27, respectively.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Occupancy expense increased due to a significant drop in rental income received on the office building owned by Commerce National Bank. Two tenants occupying approximately 40% of the building moved in early 1999. This change was necessary to allow room for expansion to meet Commerce National's needs for facilities. Commerce National utilized 2,500 square feet of the vacated space for its proof and data processing areas and completed renovation of 8,000 square feet for its lending officers and loan operations departments. CRS, Inc. also occupies approximately 1,200 square feet. CNBC now occupies approximately 80% of its office building.

Data processing expenses decreased 47.9% for the six months ended June 30, 2000 and 49.1% for the three months ended June 30, 2000. During the second quarter 1999, a conversion was completed of the check processing system, bringing the system in-house from a third-party processor. During the third quarter of 1999, Commerce National terminated its contract with the third party processor of its core operating system and began processing in-house, utilizing its own AS/400 computer. A portion of the cost savings was offset by increased personnel expense.

Federal income tax expense was up $174,630, or 30.5% for the six months ended June 30, 2000 versus the six months ended June 30, 1999 and $76,130, or 25.3% for the three months ended June 30, 2000 versus the three months ended June 30, 1999. The increase in federal income tax expense was the result of CNBC's increased profitability.

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

At June 30, 2000, Commerce National had $42.2 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. These sources are detailed as follows:

   Cash and short-term investments                             $ 14,738,000
   Unused borrowing capacity with the Federal Home Loan Bank     22,356,000
   Federal funds lines of credit with other banks                 3,400,000
   Unpledged investment securities                                1,680,000
                                                               ------------
   Total                                                       $ 42,174,000
                                                               ============

Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $45,173,000. No borrowings were outstanding at June 30, 2000.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

CAPITAL RESOURCES

CNBC and Commerce National are both subject to regulatory capital requirements. These requirements measure capital levels utilizing three different calculations. Based on these calculations, CNBC and Commerce National are assigned to a capital category which, among other things, dictates certain business practices of the organization, the level of Commerce National's FDIC insurance premiums and which process is followed in obtaining regulatory approvals necessary for branch applications, mergers and similar transactions. CNBC's capital requirements are measured on a combined basis with Commerce National and CRS, Inc., using consolidated totals. Commerce National is measured independently. In April 1999, CNBC raised $4.85 million in new capital funds through a public offering to support its recent growth and improve its capital position. This public offering was completed in less than one month without assistance of a broker. As of December 31, 1999, CNBC and Commerce National were classified in the "well capitalized" category. It is management's policy to manage the growth of Commerce National and provide for the appropriate capital resources that will result in Commerce National maintaining its classification as a "well capitalized" institution. Similarly, it is management's policy to maintain the classification of CNBC as either "adequately capitalized" or "well capitalized." For further information on capital requirements, including actual ratios, see Note 5 to the CNBC Bancorp Consolidated Financial Statements included in this report.

CNBC approved the purchase of up to 30,000 shares of its common stock over the next year to be used for general corporate purposes. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 4,000 shares in the second quarter of 2000, and purchased and re-issued 4,000 shares in conjunction with the exercise of stock options and warrants in the first quarter of 2000.

                                  FORM 10-QSB
                          Quarter ended June 30, 1999
                          PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:
               -----------------
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities and Use of Proceeds:
               -----------------------------------------
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               -------------------------------
               There are no matters required to be reported under this item.

Item 4 -       Submission of Matters to a Vote of Security Holders:
               ---------------------------------------------------
               On April 25, 2000 CNBC Bancorp held the Annual Meeting of Shareholders at which shareholders voted upon the election of five directors for a term expiring in 2003. The results of the voting on these matters were as follows:

               Nominee                        Votes For         Withheld
               -------                        ---------         --------

               Richard F. Ruhl                 915,747            5,580
               Peter C. Taub                   905,735           15,592
               John A. Tonti                   921,227              100
               Alan R. Weiler                  921,227              100
               Michael Wren                    920,523              804

               The following director's term of office continued after the meeting:

               Loreto V. Canini, Mark S. Corna, Jameson M. Crane, Jr., Judith
               A. DeVillers, George A. Gummer, William L. Hoy, Douglas W. James, Donald R. Kenney, Daniel M. Mahoney, Thomas D. McAuliffe, Samuel E. McDaniel, David J. Ryan.

               Other matters submitted to the shareholders, for which the following votes were cast:

               1) Ratification of Crowe, Chizek and Company, LLC as independent auditors for CNBC Bancorp.

               FOR: 901,420 AGAINST: 0  WITHHOLD AUTHORITY: 2,240 ABSTAIN:2,262


Item 5 -       Other Information:
               -----------------
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------
                 (a)(1) Exhibit 3.1 - Articles of Incorporation of CNBC Bancorp. Reference is made to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                    (2) Exhibit 3.2 - Regulation of CNBC Bancorp. Reference is made to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

                    (3) Exhibit 10.1 - Employment Agreement dated as of March 1, 1998 as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe. Reference is made to Exhibit 10.1 to Form 10-QSB dated June 30, 1999, which exhibit is incorporated herein by reference.

                                   FORM 10-QSB
                           Quarter ended June 30, 1999
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


         (4) Exhibit 10.2 - Form of Indemnification Agreement between CNBC Bancorp and its directors, officers and certain representatives. Reference is made to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (5) Exhibit 10.3 -Non-Qualified Stock Option Plan. Reference is made to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (6) Exhibit 10.4 -Form of Deferred Compensation Agreement. Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (7) Exhibit 10.5 - CNBC Bancorp 1999 Stock Option Plan. Reference is made to exhibit 10.5 to Form 10-QSB dated June 30, 1999, which exhibit is incorporated herein by reference

         (8) Exhibit 11 - Statement Regarding Computation of Earnings per Share, which is included in Note 1 to these interim consolidated financial statements

         (9)      Exhibit 27 - Financial Data Schedule

    (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 2000.

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CNBC BANCORP
                                            ------------------------------
                                            (Registrant)




Date:   August 11, 2000                     /s/ Thomas D. McAuliffe
      -----------------------               ------------------------------
                                            (Signature)
                                            Thomas D. McAuliffe
                                            Chairman and President



Date:   August 11, 2000                     /s/ John Romelfanger
     ------------------------               ------------------------------
                                            (Signature)
                                            John Romelfanger
                                            Treasurer


                                INDEX TO EXHIBITS

-------------------------------------------------------------------------------------------------------------------


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

    10.1                       Employment Agreement dated as of March 1, 1998          Reference is made to exhibit 10.1
                               as amended and restated effective December 31, 1998     to Form 10-QSB dated June 30,
                               by and between and among Commerce National Bank,        1999, which exhibit is incorpor-
                               CNBC Bancorp and Thomas D. McAuliffe                    ated herein by reference.


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

    10.5                       CNBC Bancorp 1999 Stock Option Plan                     Reference is made to exhibit 10.5
                                                                                       to Form 10-QSB dated June 30,
                                                                                       1999, which exhibit is
                                                                                       incorporated herein by reference

    11                         Statement Regarding Computation of                      Reference is made to Note 1 of
                               Earnings Per Share                                      these interim Consolidated
                                                                                       Financial Statements

    27                         Financial Data Schedule