Form 10QSB
period 2000-09-30
CNBC BANCORP /OH
filed 2000-11-13
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT

For the transition period from _____ to _____.

Commission file number:  000-28203

                                  CNBC BANCORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                       31-1478140
-----------------------------------           -------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

              100 East Wilson Bridge Road, Worthington, Ohio 43085
             -----------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 848-8700
                          ----------------------------
                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                 1,362,058 common shares
                                                outstanding at November 3, 2000

Transitional Small Business Disclosure Format (check one):
Yes               No    X
      -------         -----

                                  CNBC BANCORP
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000

----------------------------------------------------------------------------

                                                                      Page
PART I - FINANCIAL INFORMATION                                        ----

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets .........................    3

       Condensed Consolidated Income Statements.......................    4

       Condensed Consolidated Comprehensive Income Statements.........    5

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity ........................................    6

       Condensed Consolidated Statements of Cash Flows ...............    7

       Notes to the Consolidated Financial Statements ................    8


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................   19

Item 2.  Changes in Securities and Use of Proceeds....................   19

Item 3.  Defaults Upon Senior Securities..............................   19

Item 4.  Submission of Matters to a Vote of Security Holders..........   19

Item 5.  Other Information............................................   19

Item 6.  Exhibits and Reports on Form 8-K.............................   20

SIGNATURES   .........................................................   21

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30          December 31
                                                                     2000                 1999
                                                                     ----                 ----
ASSETS

Cash and Noninterest-bearing Balances.......................   $   13,455,450     $    4,728,912
Interest-bearing Balances...................................        6,159,495            261,900
Federal Funds Sold..........................................                -          4,525,000
Money Market Funds..........................................        5,211,610          2,301,047
                                                              ---------------     --------------
     Total Cash and Cash Equivalents........................       24,826,555         11,816,859

Securities Available for Sale...............................        8,572,082         11,010,108
Loans, Net..................................................      205,482,825        175,669,537
Premises and Equipment......................................        2,496,270          2,377,459
Accrued Interest Receivable.................................        1,195,799            998,479
Other Assets................................................        1,365,015          1,055,320
                                                              ---------------     --------------

Total Assets................................................  $   243,938,546     $  202,927,762
                                                              ===============     ==============

LIABILITIES

Deposits:
     Noninterest-bearing....................................    $  29,654,764   $     22,426,666
     Interest-bearing.......................................      173,797,235        146,641,616
                                                              ---------------     --------------
         Total Deposits.....................................      203,451,999        169,068,282
Borrowings..................................................       18,417,798         13,572,988
Other Liabilities...........................................        1,114,515          1,181,813
                                                              ---------------     --------------

Total Liabilities...........................................      222,984,312        183,823,083

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 2,000,000
     Issued - 1,342,427 in 2000 and
     1,324,532 in 1999......................................       13,850,136         13,672,131
Retained Earnings...........................................        7,096,343          5,453,333
Accumulated Other Comprehensive Income (Loss)...............            7,755            (20,785)
                                                              ---------------     --------------

Total Shareholders' Equity..................................       20,954,234         19,104,679
                                                              ---------------     --------------

Total Liabilities and Shareholders' Equity..................    $ 243,938,546    $    202,927,762
                                                                =============    ================





                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                          Three Months Ended              Nine Months Ended
                                                              September 30                   September 30
                                                      2000                 1999         2000              1999
                                                      ----                 ----         ----              ----
INTEREST INCOME

      Loans, including Fees.................     $   4,544,695     $   3,562,059    $  12,610,189    $   10,229,386
      Taxable Securities....................           145,738           123,318          418,338           278,078
      Money Market Funds....................           151,643           101,966          401,515           257,522
      Federal Funds Sold....................            28,401            83,336           94,613           172,450
      Deposits with Banks...................            50,342            17,911           86,575           134,212
                                              ----------------  ----------------    -------------   ---------------
Total Interest Income.......................         4,920,819         3,888,590       13,611,230        11,071,648

INTEREST EXPENSE

      Deposits..............................         2,261,472         1,574,856        6,052,944         4,507,949
      Borrowings............................           258,226           211,797          662,297           623,689
                                              ----------------  ----------------  ---------------   ---------------
Total Interest Expense......................         2,519,698         1,786,653        6,715,241         5,131,638
                                              ----------------  ----------------  ---------------   ---------------

      Net Interest Income...................         2,401,121         2,101,937        6,895,989         5,940,010
      Provision for Loan Losses.............           105,800           119,000          307,400           392,000
                                              ----------------  ----------------  ---------------   ---------------
Net Interest Income After
      Provision for Loan Losses.............         2,295,321         1,982,937        6,588,589         5,548,010

NONINTEREST INCOME

      Service Charges on Deposits...........            33,384            44,490          115,295           132,141
      Net Gains on Sales of Securities......                 -                 -                -            15,395
      Other Income..........................           130,471            41,125          260,860           104,886
                                              ----------------  ----------------  ---------------   ---------------
Total Noninterest Income....................           163,855            85,615          376,155           252,422
                                              ----------------  ----------------  ---------------   ---------------

NONINTEREST EXPENSES

      Salaries and Benefits.................           807,811           676,208        2,345,684         1,900,177
      Occupancy and Equipment, Net..........            87,858            73,330          257,337           183,273
      Data Processing.......................            39,887           100,228          119,211           252,598
      Customer Courier......................                 -                 -                -            96,000
      Professional Services.................            53,647            28,372          131,649           108,918
      State Franchise Tax...................            42,425            16,214          127,344            88,247
      Other Expenses........................           226,891           191,421          623,794           547,322
                                              ----------------  ----------------  ---------------   ---------------
Total Noninterest Expenses..................         1,258,519         1,085,773        3,605,019         3,176,535
                                              ----------------  ----------------  ---------------   ---------------

Income Before Income Taxes..................         1,200,657           982,779        3,359,725         2,623,897
Income Tax Expense..........................           401,800           343,351        1,149,900           916,821
                                              ----------------  ----------------  ---------------   ---------------

      Net Income............................   $       798,857    $      639,428    $   2,209,825   $     1,707,076
                                              ================  ================  ===============   ===============

EARNINGS PER COMMON SHARE

      Basic.................................   $           .60    $          .49    $        1.66   $          1.39
                                              ================  ================  ===============   ===============
      Diluted...............................   $           .56    $          .45    $        1.56   $          1.27
                                              ================  ================  ===============   ===============


DIVIDENDS DECLARED PER
      COMMON SHARE..........................   $             -    $            -   $         .24    $           .20
                                              ----------------  ----------------  ---------------   ---------------



                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
             CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

                                                   Three Months Ended         Nine Months Ended
                                                       September 30              September 30
                                                   2000          1999         2000          1999
                                                   ----          ----         ----          ----


Net Income ................................   $   798,857   $   639,428    $ 2,209,825   $ 1,707,076

Other Comprehensive Income (Loss):

Unrealized Holding Gains and (Losses) on
      Securities Available for Sale .......        49,750        (4,570)        43,212       (30,088)

Reclassification Adjustment for (Gains) and
      Losses Recognized in Net Income .....          --            --             --         (15,395)
                                              -----------   -----------    -----------   -----------

Net Unrealized Gains and (Losses) .........        49,750        (4,570)        43,212       (45,483)

Tax Expense (Benefit) .....................        16,915        (1,554)        14,672       (15,400)
                                              -----------   -----------    -----------   -----------

      Total Other Comprehensive
      Income (Loss) .......................        32,835        (3,016)        28,540       (30,083)
                                              -----------   -----------    -----------   -----------

Comprehensive Income ......................   $   831,692   $   636,412    $ 2,238,365   $ 1,676,993
                                              ===========   ===========    ===========   ===========




                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                     Three Months Ended               Nine Months Ended
                                                       September 30                      September 30
                                                    2000          1999             2000            1999
                                                    ----          ----             ----            ----

BALANCES AT BEGINNING OF PERIOD ............   $ 20,136,201    $ 17,768,579    $ 19,104,679    $ 11,971,502

Net Income .................................        798,857         639,428       2,209,825       1,707,076

Proceeds from Exercise of Warrants .........         46,271           1,187         112,186          33,881

Proceeds and Tax Benefit from Exercise of
      Stock Options ........................          4,070          98,865         121,164         228,165

Proceeds from Stock Offering,
      Net of Costs .........................           --              --              --         4,853,694

Stock Issued in Business Purchase ..........           --            32,000            --            32,000

Shares Issued as Employee Compensation,
      at Fair Value ........................           --              --             1,500            --

Treasury Shares Purchased ..................        (64,000)           --          (303,000)           --

Cash Dividends Declared ($0.24 per share
      in 2000 and $0.20 per share in 1999) .           --              --          (320,660)       (259,192)

Other Comprehensive Income (Loss) ..........         32,835          (3,016)         28,540         (30,083)
                                               ------------    ------------    ------------    ------------

BALANCES AT END OF PERIOD ..................   $ 20,954,234    $ 18,537,043    $ 20,954,234    $ 18,537,043
                                               ------------    ------------    ------------    ------------



            See Notes to Condensed Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                  2000              1999
                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income................................................                  $  2,209,825     $   1,707,076
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses...............                       307,400           392,000
                  Depreciation............................                       216,189           168,100
                  Net Realized Gain on Securities
                     Available for Sale...................                             -           (15,395)
                  Net Amortization/Accretion on Securities                        (8,812)            5,136
                  Federal Home Loan Bank Stock Dividends..                       (46,000)          (64,100)
                  Changes in:
                           Interest Receivable............                      (197,320)          (69,213)
                           Other Assets...................                      (324,367)         (241,048)
                           Other Liabilities..............                       197,608           149,098
                                                                            -------------     ------------
         Net Cash Provided by Operating Activities........                     2,354,523         2,031,654
                                                                            -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Securities...................................                    (3,463,950)       (8,553,219)
Maturities of Securities..................................                     6,000,000         1,750,000
Sales of Securities Available for Sale....................                             -         3,055,079
Net Increase in Loans.....................................                   (30,120,688)      (17,097,790)
Purchase of Premises and Equipment........................                      (335,000)         (479,477)
                                                                            -------------     ------------
         Net Cash Flows Used in Investing Activities......                   (27,919,638)      (21,325,407)
                                                                            -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits..................................                    34,383,717        18,307,573
Purchase of Treasury Shares...............................                      (303,000)                -
Net Proceeds from Issuance of Common Stock................                       234,850         5,115,740
Maturities of Federal Home Loan Bank Advances.............                      (750,000)       (1,250,000)
Advances from Federal Home Loan Bank......................                     6,100,000         5,000,000
Principal Payments on Federal Home Loan Bank Advances.....                      (355,623)         (619,085)
Net Proceeds from Loan Payable............................                                       1,000,000
Repayment of Loans Payable................................                      (149,567)       (1,060,641)
Dividends Paid............................................                      (585,566)         (449,078)
                                                                            -------------     ------------
         Net Cash Flows Provided by Financing Activities..                    38,574,811        26,044,509
                                                                            -------------     ------------

         Net Change in Cash and Cash Equivalents..........                    13,009,696         6,750,756
Cash and Cash Equivalents at Beginning of Year............                    11,816,859        17,496,729
                                                                            -------------    -------------
Cash and Cash Equivalents at End of Period................                  $ 24,826,555     $  24,247,485
                                                                            =============    =============

Cash Paid During the Period for
         Interest.........................................                  $  6,668,825     $   5,108,926
         Income Taxes.....................................                     1,200,000           980,000

Noncash Transactions
         Business Purchase................................                  $          -     $      32,000
         Shares Issued as Employee Compensation...........                  $      1,500     $           -

                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 1999, included in its 1999 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 1999 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of CNBC Bancorp and its wholly-owned subsidiaries, Commerce National Bank ("Commerce National") and CNBC Retirement Services, Inc. ("CRS, Inc."). All significant intercompany transactions and balances have been eliminated.

Revenues and assets are derived primarily from the banking industry, serving small business customers in the central Ohio region. Banking deposit products include checking and savings accounts and certificates of deposit. Business loans are secured by real estate, accounts receivable, inventory, equipment and other types of collateral and are expected to be repaid from cash flows from operations of businesses. Personal loans are secured by real estate, stocks and other collateral. A small portion of loans are unsecured. All of CNBC's banking operations are considered by management to be aggregated in one reportable operating segment.

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

Basic Earnings Per Share ("EPS") is net income divided by the weighted-average number of common shares outstanding. Diluted EPS is the weighted-average number of common shares outstanding during the year and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of CNBC's common stock. The calculation for weighted average shares is as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              September  30                     September  30
                                                       2000               1999             2000             1999
                                                       ----               ----             ----             -----

Weighted average shares for basic EPS.......         1,335,850         1,300,788        1,334,771         1,225,293
Add dilutive effect of:.....................
      Exercise of warrants..................            17,204            44,217           19,955            46,630
      Exercise of stock options.............            64,107            70,586           65,045            74,163
                                                --------------       -----------      -----------       -----------
Weighted averages shares for diluted EPS....         1,417,161         1,415,591        1,419,771         1,346,086

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts or the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the company is required to adopt effective January 1, 2001. SFAS 133 will require CNBC to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on CNBC's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the extent of the company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, CNBC does not believe the effect of adopting SFAS 133 will be material to its financial position.

Certain items in the financial statements have been reclassified to conform with the current presentation.


NOTE 2 - LOANS

Loans were comprised of the following:

                                                           SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                                           ------------------         -----------------

Residential Real Estate Loans..................             $    24,778,595            $   22,888,949
Real Estate Construction Loans...................                 3,879,048                 6,440,586
Real Estate Investment Loans.....................                92,553,762                75,806,467
Business Loans...................................                73,228,582                60,291,928
Personal Loans...................................                14,037,592                13,091,809
                                                             --------------            --------------
                Subtotal.........................               208,477,579               178,519,739
Allowance for Loan Losses........................                (2,624,167)               (2,550,000)
Net Deferred Fees and Costs......................                  (370,587)                 (300,202)
                                                             --------------            --------------

Net Loans........................................             $ 205,482,825             $ 175,669,537
                                                             ==============            ==============

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOANS (CONTINUED)

Activity in the allowance for loan losses was as follows:

                                      Three Months Ended           Nine Months Ended
                                         September  30                September  30
                                      2000           1999          2000           1999
                                      ----           ----          ----           ----


Beginning Balance ............   $ 2,752,028    $ 2,334,013    $ 2,550,000      2,055,000
Loan Loss Provision ..........       105,800        119,000        307,400        392,000
Loans Charged Off ............      (252,661)       (43,279)      (252,661)       (43,279)
Recoveries on Loans Previously
     Charged Off .............        19,000           --           19,428          6,013
                                 -----------    -----------    -----------    -----------


Ending Balance ...............   $ 2,624,167    $ 2,409,734    $ 2,624,167    $ 2,409,734
                                 ===========    ===========    ===========    ===========


Information regarding nonperforming and impaired loans was as follows:

                                          SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                          ------------------  -----------------
Loans Past Due Over 90 Days
          And Accruing  Interest .........       $   --         $   --
Nonaccrual Loans .........................         51,674           --

Impaired Loans with No Allowance
          for Loan Losses Allocated ......       $ 62,687       $   --
Impaired Loans with Allowance
          for Loan Losses Allocated ......        374,431        558,000
                                                 --------       --------
Total ....................................       $437,118       $558,000
                                                 ========       ========

Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance .......       $ 80,000       $230,000


NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                         SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                         ------------------   -----------------

Interest-bearing Demand................    $   15,716,484       $    9,216,329
Savings................................        65,853,485           65,761,990
Time, Balances Under $100,000..........        41,866,878           38,457,477
Time, Balances $100,000 and Over.......        50,360,388           33,205,820
                                          ---------------       --------------

Total Interest Bearing Deposits........     $ 173,797,235        $ 146,641,616
                                          ===============       ==============

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - DEPOSITS (CONTINUED)

Total deposit accounts with balances of $100,000 and over, including non interest-bearing demand accounts, totaled $126,933,000 at September 30, 2000 and $96,560,000 at December 31, 1999. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $47,706,000 at September 30, 2000 and $40,112,000 at December 31, 1999.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

At September 30, 2000 and December 31, 1999 respectively, reserves of $1,192,000 and $1,105,000 were required as deposits with the Federal Reserve or as cash on hand. These reserves do not earn interest.

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer-financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

A summary of the notional amounts of financial instruments with off-balance-sheet risk were as follows:

                                          SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                          ------------------   -----------------
Unadvanced Lines of  Credit...............     $  34,098,000       $  33,753,000
Unadvanced Draw Notes.....................        12,183,000           4,689,000
New Loan Commitments:
         Secured by Real Estate...........        21,078,050          12,719,000
         Other............................         7,753,750           6,029,000
Letters of Credit.........................         3,113,000           1,939,000
Available Lines for Credit Cards..........         1,809,000           1,537,000


Commitments to make fixed-rate loans at current market rates, and included above were $1,129,000 at September 30, 2000, with rates ranging from 8.5% to 10.25%, and $1,165,000 at December 31, 1999, with rates ranging from 8.0% to 9.0%. Also included above at September 30, 2000 are $10,664,000 of one and five-year adjustable rate loans with fixed starting rates ranging from 8.5% to 9.5%. At December 31, 1999, there was $7,236,000 of five-year adjustable rate loans with fixed starting rates ranging from 7.25% to 8.75%.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REGULATORY MATTERS

CNBC Bancorp and Commerce National are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. CNBC and Commerce National met the requirements of a well capitalized institution as defined above at September 30, 2000 and December 31, 1999. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.

Actual and required capital amounts and ratios are presented below.


                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                                  For Capital         Prompt Corrective
                                                          Actual              Adequacy Purposes         Action Provisions
                                                          ------              -----------------       -------------------
                                                    Amount      Ratio         Amount       Ratio      Amount        Ratio
                                                    ------      -----         ------       -----      ------        -----

                                                                             (Dollars in Millions)
SEPTEMBER 30, 2000
Total Capital to Risk Weighted Assets
     CNBC...................................         $23.4      11.7%          $16.0        8.0%        $20.0       10.0%
     Commerce National......................         $24.4      12.2%          $15.9        8.0%        $19.9       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC...................................         $20.9      10.5%           $8.0        4.0%        $12.0        6.0%
     Commerce National......................         $15.6       7.8%           $8.0        4.0%        $12.0        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC...................................         $20.9       8.9%           $9.4        4.0%        $11.8        5.0%
     Commerce National......................         $15.6       6.7%           $9.4        4.0%        $11.7        5.0%

DECEMBER 31, 1999
Total Capital to Risk Weighted Assets
     CNBC...................................         $21.2      12.6%          $13.4        8.0%        $16.8       10.0%
     Commerce National......................         $22.2      13.3%          $13.4        8.0%        $16.8       10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC...................................         $19.1      11.4%           $6.7        4.0%        $10.1        6.0%
     Commerce National......................         $13.8       8.2%           $6.7        4.0%        $10.1        6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC...................................         $19.1       9.1%           $8.4        4.0%        $10.5        5.0%
     Commerce National......................         $13.8       6.6%           $8.4        4.0%        $10.5        5.0%

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at September 30, 2000, compared to December 31, 1999, and the consolidated results of operations for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased $41.0 million, or 20.2%, to $243.9 million at September 30, 2000. The two largest components of this increase were an increase in cash and cash equivalents of $13.0 million and an increase of $29.8 million in net loans outstanding.

The increase in cash and cash equivalents at September 30, 2000, was due to increased liquidity from strong deposit growth. The cash and cash equivalents balance at September 30, 2000 is consistent with historical levels as management has maintained approximately 10% of total assets in cash and cash equivalents to provide adequate liquidity for fluctuations in business customers' lines of credit and demand deposit accounts.

The increase in loans was comprised primarily of a $16.7 million increase in real estate investment loans and a $12.9 million increase in business loans. Average loans outstanding for the nine months ended September 30, 2000 were $190.6 million versus $163.2 million for 1999, an increase of 16.8%. The percentage increase in average loans outstanding was less than that experienced during the same period last year. Management attributes a slowing of growth to increased competition and a conscious strategy to sell portions of investment real estate loans to other banks to control its asset/liability rate sensitivity and funding needs. The central Ohio economy continues to be strong, especially in residential and commercial real estate construction. Management believes opportunities are good for continued growth

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION - CONTINUED

due to Commerce National's small business focus and personal service, a strong local economy, and continuing consolidation of its competitors.

The primary funding source for the asset growth was a $34.4 million increase in deposit accounts. Of this increase, $7.2 million was in noninterest-bearing demand account balances. Average deposits for the first nine months of 2000 were $186.6 million compared to $164.6 million for 1999, an increase of 13.3%. Demand and savings deposit balances continued to grow as a result of Commerce National's small business focus and available cash management products for its customers. Certificates of deposit grew $20.6 million, with $7.6 million of growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes. Maturities for new certificates generally range from 18 months to 3 years.

Borrowings increased $4.8 million, with an increase in Federal Home Loan Bank advances. These advances have 3 and 5 year fixed rates that may convert to a variable rate depending on market conditions and ten-year terms. At September 30, 2000, there was also $2.1 million outstanding on a cash management line with the Federal Home Loan Bank.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Net income for the nine-month period ended September 30, 2000 was $2,209,825, a 29.5% increase, compared to $1,707,076 during the same period in 1999. The increase in earnings was due to improved net interest income from an increase in loan balances, offset somewhat by increased noninterest expense.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $955,979 for the nine-month period ended September 30, 2000, compared to the same period in 1999. The 16.1% increase in net interest income was primarily the result of an increase in average loans outstanding of 16.8% for 2000 compared to 1999. In addition to strong loan growth, CNBC had a slightly higher percentage of its assets invested in loans, which earn higher rates of interest than investments, in 2000 as compared to 1999. Loan growth was most significant in the business and real estate investment loan categories, which reflects Commerce National's business focus and an expanding local economy. Total interest income during the nine-month period ended September 30, 2000 increased 22.9% over the prior year nine-month period, compared to a 30.9% increase in total interest expense. The net interest margin for the nine months ended September 30, 2000 was 4.33%, compared to 4.27% for the same period in 1999.

PROVISION FOR LOAN LOSSES

The decrease in the provision for loan losses of $84,600 for the nine months ended September 30, 2000 over the same period in the prior year was due to the overall slower average growth in the loan portfolio. Trends in nonperforming and impaired loans have been increasing slightly from prior years, however they are still considered very low.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2000 increased $123,733, representing a 49.0% increase over the same period in the prior year. This increase was a result of increased credit card and merchant processing fees, letter of credit fees and fee income from CNBC Retirement Services, Inc. ("CRS, Inc."). Effective June 1, 2000, CNBC acquired The Puppel Companies, (renamed CNBC Retirement Services, Inc.,) which is a wholly-owned subsidiary of CNBC. New services provided by CRS, Inc. include investment, administration and accounting services to business retirement plans. Fee income from CRS, Inc. represented less than 1% of CNBC's total revenue for the nine months ended September 30, 2000. Other income for the nine months ended September 30, 1999 included a $15,000 gain on the sale of securities classified as available for sale.

NONINTEREST EXPENSE

Noninterest expense was up $428,484, or 13.5% for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. Increases in salaries and benefits accounted for 104.0% of the increase. In addition to normal raises and staff additions to support CNBC's growth, three changes were implemented which increased this category of expense but reduced expense in other categories. The first change involved the courier messenger service utilized by Commerce National's customers. Since its inception, selected Commerce National customers have utilized a deposit pickup service which was paid for by Commerce National. A separate courier company previously provided this service. In July 1999, Commerce National received regulatory approval to establish a mobile messenger service that would utilize bank employees instead of contracting with a separate company. Effective in July 1999, the courier company was acquired by Commerce National and all employees and independent drivers were hired by Commerce National as employees. This change effectively reclassified this expense from "Customer Courier" to "Salaries and Benefits" and "Other Expenses". The second change was the conversion of Commerce National's data processing and proof operations area from a third party processor to in-house effective in April and August 1999. This change effectively reclassified a portion of its data processing expense to "Salaries and Benefits". Additionally, the acquisition of CRS, Inc. in June 2000 added three additional full-time employees and one part-time employee. Effective October 20, 2000, Mr. Huddle, Principal and Senior Lending Officer, resigned his position with Commerce National Bank. During October 2000, Mr. Mahoney, Vice President and Senior Lending Officer, also tendered his resignation to be effective prior to December 31, 2000. Other loan officers at the bank will assume the client services responsibilities of Mr. Huddle and Mr. Mahoney. Mr. McAuliffe and Ms. Miller will assume their supervisory duties until management determines what staffing additions, if any, are necessary.

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

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

NONINTEREST EXPENSE - CONTINUED

Data processing expenses decreased 52.8% for the nine months ended September 30, 2000. During the second quarter 1999, a conversion was completed of the check processing system, bringing the system in-house from a third-party processor. During the third quarter of 1999, Commerce National terminated its contract with the third party processor of its core operating system and began processing in-house, utilizing its own AS/400 computer. A portion of the cost savings was offset by increased personnel expense.

As previously stated, the outside courier service was converted to utilize bank employees which eliminated customer courier expense in 2000. State franchise taxes are higher due to higher taxes incurred in 2000 due to the $5 million capital raised in 1999 and receipt of prior year refunds in the third quarter of 1999 which reduced expense in that quarter. The increase in other operating expenses of 14.0% primarily reflects the growth of Commerce National.

Federal income tax expense was up $233,079, or 25.4% for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999. The increase in federal income tax expense was the result of CNBC's increased profitability.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Third quarter income in 2000 was $798,857, a 24.9% increase over the $639,428 for the same period in 1999. The increase in earnings was due to improved net interest income offset somewhat by increased noninterest expense.

NET INTEREST INCOME

Interest income for the third quarter 2000 was $4,920,819, an increase of 26.5% over the same period in 1999. Interest expense for the third quarter 2000 was $2,519,698, an increase of 41.0% over the same period in 1999. The 14.2% increase in net interest income was primarily the result of an increase in average loans outstanding.

NONINTEREST INCOME

Noninterest income for the three months ended September 30, 2000 increased $78,240, a 91.4% increase over the same period in the prior year. This increase was a result of increased credit card and merchant processing fees, letter of credit fees and CRS Inc. fee income. Effective June 1, 2000, CNBC acquired The Puppel Companies, renamed CNBC Retirement Services, Inc., a wholly-owned subsidiary of CNBC. This fee income accounted for approximately 95.3% of the increase in other income for the quarter.

NONINTEREST EXPENSE

Noninterest expense was up $172,746, or 15.9% for the three months ended September 30, 2000 versus the three months ended September 30, 1999. Increases in salaries and benefits accounted for 76.2% of the increase. In addition to normal raises and staff additions to support CNBC's growth, two changes were implemented which increased this category of expense. The first change was the conversion of

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

NONINTEREST EXPENSE - CONTINUED

Commerce National's data processing area from a third party processor to in-house effective in August 1999. This change effectively reclassified a portion of its data processing expense to "Salaries and Benefits". The second change was the acquisition of CRS, Inc., which added three additional full-time employees and one part-time employee.

Data processing expenses decreased 60.2% for the three months ended September 30, 2000. During the third quarter of 1999, Commerce National terminated its contract with the third party processor of its core operating system and began processing in-house, utilizing its own AS/400 computer. Third quarter 1999 balances included both a termination fee and conversion fees.

Professional services increased 89.1% for the three months ended September 30, 2000. This increase is largely a result of consulting fees related to testing of Commerce National's computer network system. State franchise tax expense increased $26,211 due to a refund received in July 1999, which offset expense and higher taxes paid in 2000 due to higher capital levels resulting from the stock offering completed in 1999.

Federal income tax expense was up $58,449 or 17.0% for the three months ended September 30, 2000 versus the three months ended September 30, 1999. The increase in federal income tax expense was the result of CNBC's increased profitability.

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

At September 30, 2000, Commerce National had $43.5 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. Cash and short-term investments do not include balances due from the Federal Reserve Bank. These sources are detailed as follows:

     Cash and short-term investments                             $ 11,686,000
     Unused borrowing capacity with the Federal Home Loan Bank     23,889,000
     Federal funds lines of credit with other banks                 5,900,000
     Unpledged investment securities                                2,045,000
                                                                 ------------
     Total                                                       $ 43,520,000
                                                                 ============

Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $49,761,000. No borrowings with the Federal Reserve were outstanding at September 30, 2000.

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

CNBC approved the purchase of up to 30,000 shares of its common stock over the next year to be used for general corporate purposes. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 2,000 shares in the third quarter of 2000. CNBC has purchased and re-issued a total of 10,000 shares in conjunction with the exercise of stock options and warrants during 2000.

                                  CNBC BANCORP

                                   FORM 10-QSB
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

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

                  (8) Exhibit 10.6 - Employment Agreement dated as of June 1, 2000, by and between and among Commerce National Bank, CNBC Bancorp and John A. Romelfanger

                  (9) Exhibit 10.7 - Employment Agreement dated as of June 1, 2000, by and between and among CNBC Retirement Services, Inc., CNBC Bancorp and Dennis D. Puppel

                  (10)     Exhibit 27 - Financial Data Schedule

                                  CNBC BANCORP
                                   FORM 10-QSB
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------



               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended September 30, 2000.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CNBC BANCORP
                                                 ------------
                                                 (Registrant)




Date:   November 13, 2000                        /s/ Thomas D. McAuliffe
      -----------------------------              -----------------------
                                                 (Signature)
                                                 Thomas D. McAuliffe
                                                 Chairman and President



Date:   November 13, 2000                        /s/ John Romelfanger
     -----------------------------               --------------------
                                                 (Signature)
                                                 John Romelfanger
                                                 Treasurer


--------------------------------------------------------------------------------
                                                                             21.

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

         10.5            CNBC Bancorp 1999 Stock Option Plan                     Reference is made to Exhibit 10.5 to
                                                                                 Form 10-QSB dated June 30, 1999

         10.6 Employment Agreement dated as of June 1, 2000 by and between and among Commerce National Bank, CNBC Bancorp and John A. Romelfanger

         10.7 Employment Agreement dated as of June 1, 2000 by and between and among CNBC Retirement Services, Inc., CNBC Bancorp and Dennis D. Puppel


          27             Financial Data Schedule


--------------------------------------------------------------------------------
                                                                             22.