Form 10KSB
period 2000-12-31
CNBC BANCORP /OH
filed 2001-03-29
CIK 1050078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

         Commission File No.: 000-28203

                                  CNBC BANCORP
                                  ------------
                 (Name of small business issuer in its charter)

OHIO                                                   31-1478140
----                                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

100 EAST WILSON BRIDGE ROAD, WORTHINGTON, OHIO            43085
----------------------------------------------            -----
(Address of principal executive offices)                (Zip code)

(614) 848-8700
--------------
(Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]     No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenue for the year ended December 31, 2000 was $19,445,748.

At February 28, 2001, there were 1,378,159 issued and outstanding shares of the issuer's no par value common stock.

The aggregate market value of the voting stock held by non affiliates of the issuer as of February 28, 2001, was $21,157,730.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 CNBC Bancorp Annual Report to Shareholders are incorporated into Part I, Item 1 and Part II, Items 5, 6, and 7.

Portions of the Definitive Proxy Statement of CNBC Bancorp dated March 27, 2001 and Notice of Annual Meeting of Shareholders to be held on April 24, 2001, are incorporated into Part III, Items 9, 10, 11 and 12.

                                  CNBC BANCORP

                                      INDEX

                                   FORM 10-KSB

PART I
------

         ITEM   1.  Description of Busines...........................................................    3

         ITEM   2.  Description of Property..........................................................    9

         ITEM   3.  Legal Proceedings................................................................    9

         ITEM   4.  Submission of Matters to a Vote of Security Holders..............................    9


PART II
-------

         ITEM   5.  Market for Common Equity and Related Shareholder Matters.........................   10

         ITEM   6.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.......................................................   10

         ITEM   7.  Financial Statements.............................................................   10

         ITEM   8.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..............................................   10


PART III
--------

         ITEM   9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act................................   11

         ITEM 10.   Executive Compensation...........................................................   11

         ITEM 11.   Security Ownership of Certain Beneficial Owners and Management...................   11

         ITEM 12.   Certain Relationships and Related Transactions...................................   11

         ITEM 13.   Exhibits and Reports on Form 8-K.................................................   11


Signatures...........................................................................................   13

PART I
------


ITEM 1. DESCRIPTION OF BUSINESS

Information required by this section is found in CNBC Bancorp's 2000 Annual Report to Shareholders on Page 3, incorporated herein by reference.

RECENT LEGISLATION

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") eliminated many regulatory restrictions for the banking industry which originated in the Depression Era of the 1930s. Effective March 11, 2000, new opportunities were available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial service organization to offer customers a more complete array of financial products under a financial holding company which will have as its umbrella regulator the Federal Reserve Board. The functional regulation of the financial holding company's separately regulated subsidiaries will be conducted by their primary functional regulator. In addition to requiring that depository institutions will be "well capitalized" and "well managed", the GLB Act makes satisfactory or above Community Reinvestment Act compliance for insured depository institutions and their financial holding companies necessary in order for them to engage in new financial activities. The GLB Act provides a federal right to privacy of non-public personal information of individual customers. CNBC and Commerce National Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

One possible consequence of the GLB Act may be increased competition from financial services companies that will be permitted to provide many types of financial services to customers. CNBC filed an election with the Federal Reserve on March 27, 2000, to become a financial holding company. This election was effective on April 27, 2000.


The following section contains certain financial disclosures related to the issuer as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in CNBC Bancorp's 2000 Annual Report to Shareholders, portions of which are incorporated in this Form 10-KSB by reference.

STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A & B. The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2000, 1999, and 1998 can be found on page 4 of CNBC Bancorp's 2000 Annual Report to Shareholders and is incorporated into this Item I by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2000 and 1999 can be found on page 5 of CNBC Bancorp's 2000 Annual Report to Shareholders and is incorporated into this Item I by reference.

II. INVESTMENT PORTFOLIO

During 2000, 1999 and 1998, CNBC maintained an average loan to deposit ratio in excess of 95%. As a result, CNBC's reliance on its securities portfolio as a primary income source is lower relative to other financial companies similar in size. Management stresses safety and liquidity with respect to its investment decisions. CNBC has maintained its portfolio in U.S. Treasury and Agency securities with maturities of less than three years. Management foresees no significant change in its philosophy of safety and liquidity to foster adequate liquidity for loan demand and unforeseen deposit withdrawal needs.

A. The following table sets forth certain information regarding the amortized cost and fair value of CNBC's debt and equity securities at the dates indicated.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                    2000                  1999                  1998
                                             -------------------   ------------------    ------------------
                                               AMORTIZED   FAIR      AMORTIZED   FAIR      AMORTIZED   FAIR
                                                 COST      VALUE       COST      VALUE       COST     VALUE
                                                 ----      -----       ----      -----       ----     -----
                                                                 (DOLLARS IN THOUSANDS)
Available for sale
Debt securities:
   U.S. Treasury and Agency
       Obligations.......................     $  5,430   $ 5,456     $ 9,494    $9,462     $3,791   $3,811
Equity securities:
   Federal Reserve Bank stock............          272       272         272       272        218      218
   FHLB stock............................        1,372     1,372       1,276     1,276      1,190    1,190
                                             --------- ---------     ------- ---------     ------    -----
   Total equity securities...............        1,644     1,644       1,548     1,548      1,408    1,408
                                             --------- ---------   --------- ---------     ------  -------

   Total securities available for sale...     $  7,074   $ 7,100     $11,042   $11,010     $5,199   $5,219
                                              ========   =======     =======   =======     ======   ======


B. The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of CNBC's debt and equity securities at December 31, 2000. The weighted average yield has been computed using the historical amortized cost for securities available for sale.

                                                    ONE YEAR     ONE THROUGH           EQUITY
                                                     OR LESS       FIVE YEARS      SECURITIES        TOTAL
                                                  ----------  ---------------      ----------    ---------
                                                                        (DOLLARS IN THOUSANDS)

U.S. Treasury and Agency Obligations....              $3,501           $1,955       $       0     $  5,456

Equity securities.......................                   0                0           1,644        1,644
                                                      ------           ------          ------      -------

Total securities........................              $3,501           $1,955          $1,644      $ 7,100
                                                      ======           ======          ======      =======

Percent of total........................              49.31%            27.54%         23.15%       100.00%

Weighted average yield..................               6.07%             6.39%          7.12%         6.39%


C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of CNBC at December 31, 2000.

III.  LOAN PORTFOLIO

A. The following table presents a summary of CNBC's loan portfolio by category for each of the last five years.


                                   2000                1999                1998                1997               1996
                                   ----                ----                ----                ----               ----
                                      PERCENT             PERCENT             PERCENT            PERCENT             PERCENT
                            AMOUNT   OF TOTAL   AMOUNT   OF TOTAL    AMOUNT  OF TOTAL   AMOUNT  OF TOTAL    AMOUNT  OF TOTAL
                            ------   --------   ------   ---------   ------  --------   ------  --------    ------  --------
                                                                (DOLLARS IN THOUSANDS)

Residential real
   estate loans..........    $ 25,592   11.60%  $ 22,889   12.82%   $ 21,234   14.05%  $18,871   15.88%      $18,028   20.83%
Real estate
   construction loans....       6,713    3.04      6,441    3.61       9,904    6.55     4,790    4.03         1,528    1.77
Real estate
   investment loans(1)                                                63,607   42.08    42,967   36.15        29,197   33.74
  Commercial real
     estate loans........      55,701   25.25     45,019   25.22
  Investment residential
     real estate loans...      39,487   17.90     24,550   13.75
Investment multi-family
     real estate loans...      15,361    6.97     12,324    6.90
Business loans...........      64,487   29.23     54,205   30.37      46,204   30.56    42,457   35.72        29,895   34.55
Personal loans...........      13,258    6.01     13,092    7.33      10,215    6.76     9,771    8.22         7,881    9.11
                             --------  ------   --------  ------    --------  ------  --------  ------       -------  ------
Gross loans..............     220,599  100.00%   178,520  100.00%    151,164  100.00%  118,856  100.00%       86,529  100.00%
                                       ======             ======              ======            ======                =======
Less:
Deferred fees, net.......         403                300                 228               178                   178

Allowance for loan
   losses................       2,760              2,550               2,055             1,600                 1,264
                             --------           --------            --------          --------               -------

Total loans, net.........    $217,436           $175,670            $148,881          $117,078               $85,087
                             ========           ========            ========          ========               =======


(1) Detailed information regarding real estate investment loans was not available for years prior to 1999.

B. The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2000. Maturities are based upon contractual terms. CNBC's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.

                                              ONE YEAR          ONE THROUGH              OVER       TOTAL
                                              OR LESS            FIVE YEARS           FIVE YEARS    LOANS
                                            -----------          ----------           ----------    -----
                                                               (DOLLARS IN THOUSANDS)

Business and Real Estate
  Investment...................               $78,676           $93,483           $2,877          $175,036
Real estate construction.......                6,713                  -                -             6,713
                                              -------           -------           ------          --------

         Total.................               $85,839           $93,483           $2,877          $181,749
                                              =======           =======           ======          ========

Fixed rate loans...............               $ 5,984           $17,349           $2,730          $ 26,063
Floating rate loans............                79,405            76,134              147           155,686
                                              -------           -------          -------          --------

         Total.................               $85,389           $93,483           $2,877          $181,749
                                              =======           =======           ======          ========

C. 1. Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans where interest rate or other terms have been renegotiated, accruing loans past due 90 days or more and real estate acquired through foreclosure.

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

The following table sets forth information regarding nonaccrual loans and other nonperforming assets as of the dates indicated.

                                                      2000     1999       1998     1997     1996
                                                      ----     ----       ----     ----     ----
                                                               (DOLLARS IN THOUSANDS)
Nonaccrual loans:
         Business loans                               $163    $    -      $ 80     $100        -
         Residential real estate loans                   -         -         -        -        -
         Real Estate Investment loans                    -         -         -        -        -
         Personal loans                                  -         -         -        -        -
                                                      ----     -----      ----     ----     ----

         Total nonaccrual loans                       $163    $    -      $ 80     $100        -

Loans contractually past due 90 days or more,
    other than nonaccruing                               -         -         -        -        -
                                                      ----     -----      ----     ----     ----
Total nonperforming loans                             $163     $   -      $ 80     $100        -
                                                      ====     =====      ====     ====     ====

Allowance for loan losses as a percentage
    of loans                                          1.25%     1.43%     1.36%    1.35%    1.46%
                                                      -----    ------    ------   ------   ------
Allowance for loan losses as a percentage of total
   nonperforming loans                                1696%       (1)     2568%    1600%      (1)
                                                      ====     =====      ====     ====     ====
Nonperforming loans as a percentage of loans           .07%      .00%      .05%     .08%     .00%
                                                      ====     =====      ====     ====     ====

(1)  Not applicable.


The Board of Directors reviews all nonaccrual loans and all loans 90 days or more delinquent on a monthly basis. The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $14,800 and $11,800 for 2000 and 1999, respectively.

2. In addition to the loans noted above, management performs a quarterly analysis of impaired loans. A loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. The total value of impaired loans at December 31, 2000 was $1,218,000.

3. There were no foreign loans outstanding at December 31, 2000, 1999, 1998, 1997 or 1996.

4. Other than the categories noted in item A. above, there is no concentration of loans in any industry greater than 10% in the portfolio.

D. As of December 31, 2000, CNBC has no other interest bearing assets which are required to be disclosed.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table sets forth activity in CNBC's allowance for loan losses for the periods indicated:

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                         2000       1999       1998       1997       1996
                                                         ----       ----       ----       ----       ----
                                                                       (DOLLARS IN THOUSANDS)

         Balance at beginning of period..........       $2,550     $2,055     $1,600     $1,264     $1,010
         Provision for loan losses...............          412        509        480        386        254
         Charge-offs:
             Residential real estate loans.......            -          -          -          -          -
             Real estate construction loans......            -          -          -          -          -
             Real estate investment loans........            -          -          -          -          -
             Business loans......................          310          8         25         50          -
             Personal loans......................            3         35          -          -          -
                                                      ---------  ---------   -------   --------    --------
                     Total charge-offs...........          313         43         25         50          -
         Recoveries:
             Residential real estate loans.......            -          -          -          -          -
             Real estate construction loans......            -          -          -          -          -
             Real estate investment loans........            -          -          -          -          -
             Business loans......................          111          6          -          -          -
             Personal loans......................            -         23          -          -          -
                                                      ---------  ---------   --------  --------    --------
                     Total recoveries............          111         29          -          -          -
                                                      ---------  ---------   --------  --------    --------
         Net charge-offs.........................          202         14         25         50          -
                                                      ---------  ---------   --------  --------    --------

         Balance at end of period................       $2,760     $2,550     $2,055     $1,600     $1,264
                                                      =========  =========   ========  ========    ========

         Ratio of net charge-offs to average loans
             outstanding during the year.........           .10%       .01%       .02%     .05%          -
                                                      =========  =========   ========  ========    ========


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

                                                          FOR THE YEAR ENDED DECEMBER 31,

                            2000                1999                 1998              1997                1996
                            ----                ----                 ----              ----                ----

                                     PERCENT             PERCENT            PERCENT             PERCENT             PERCENT
                                    OF LOANS            OF LOANS           OF LOANS            OF LOANS            OF LOANS
                                     IN EACH             IN EACH            IN EACH             IN EACH             IN EACH
                                    CATEGORY            CATEGORY           CATEGORY            CATEGORY            CATEGORY
                                    TO TOTAL            TO TOTAL           TO TOTAL            TO TOTAL            TO TOTAL
                            AMOUNT     LOANS    AMOUNT     LOANS   AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS
                            ------     -----    ------     -----   ------     -----    ------     -----    ------     -----
                                                                 (DOLLARS IN THOUSANDS)

Business and real estate
  investment                $2,178     79.35%   $1,687   76.24%   $ 1,347    72.64%   $ 1,052     71.87%    $733     68.29%
Real estate construction        84      3.04        80    3.61        122     6.55         59      4.03       20      1.77
Residential real estate         65     11.60        60   12.82         58    14.05         51     15.88       45     20.83
Personal..............         100      6.01        96    7.33         77     6.76         70      8.22       59      9.11
Unallocated...........         333         -       627       -        451        -        368         -      407         -
                            ------    ------    ------  ------     ------   ------     ------    ------   ------    ------
         Total........      $2,760    100.00%   $2,550  100.00%    $2,055   100.00%    $1,600    100.00%  $1,264    100.00%
                            ======    ======    ======  ======     ======   ======     ======    ======   ======    ======

V. DEPOSITS

Since its inception, CNBC management has followed a growth strategy which has been primarily driven by the amount of quality loans which it could responsibly fund. This strategy has resulted in loan growth which has outpaced deposit growth from CNBC's primary customer base. Additionally, CNBC's primary customer base has a strong desire for liquidity, which results in a preference for short term certificate of deposit maturities and money market savings accounts versus longer term certificates of deposit. As a result, CNBC has accepted certificates of deposit from customers outside its designated market area which are solicited through a national rate listing network and various deposit brokers. While only some of these deposits are placed through a deposit broker, CNBC has elected to list all such funds as "Brokered Certificates of Deposit" in the following table.

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

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                           2000                1999                 1998
                                           ----                ----                 ----

                                               WEIGHTED             WEIGHTED              WEIGHTED
                                    AVERAGE     AVERAGE   AVERAGE   AVERAGE   AVERAGE      AVERAGE
                                    BALANCE       RATE    BALANCE     RATE    BALANCE       RATE
                                   ---------  ---------  --------   --------  --------    --------
                                                   (DOLLARS IN THOUSANDS)

Noninterest bearing checking        $ 26,205          -  $ 22,948          -  $ 19,214          -

NOW accounts                          10,997       1.86%   10,365       1.43%   10,544       1.82%

Savings and money market
   accounts                           69,755       4.65    68,076       3.72    49,191       4.34

Certificates of deposit               39,487       5.80    28,716       5.01    26,350       5.49

Brokered certificates of deposit      44,702       6.12    37,009       5.72    30,625       5.98
                                    --------       ----  --------       ----  --------       ----

Total                               $191,146       4.43% $167,114       3.73% $135,924       4.12%
                                    ========       ====  ========       ====  ========       ====

The following table summarizes certificates of deposits issued in amounts of $100,000 or more as of December 31, 2000, by time remaining until maturity, in thousands:

         Under three months...........................      $27,578
         Three to six months..........................        8,325
         Six to twelve months.........................       11,636
         Over twelve months...........................       12,889
                                                            -------
                                                            $60,428
                                                            =======

VI. RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated by reference to the information appearing in the table under the caption "Selected Financial Data" located on page 2 of CNBC Bancorp's 2000 Annual Report to Shareholders.

VII. SHORT-TERM BORROWING

There were no short-term borrowings outstanding at December 31, 2000, 1999 or 1998. Additionally, the average balance of short-term borrowings outstanding during the year did not exceed 30% of shareholder's equity at the end of 2000, 1999 or 1998.

PERSONNEL

As of December 31, 2000, CNBC had 73 total employees and 57 full-time employees. None of CNBC's employees is represented by a collective bargaining agreement. Management considers its relations with its employees to be excellent.


ITEM 2. DESCRIPTION OF PROPERTY

CNBC, Commerce National Bank and CNBC Retirement Services, Inc. are located at CNBC's current facility at 100 East Wilson Bridge Road, Worthington, Ohio. Management has determined that CNBC is able to provide quality service to its customers from its current location.

The office is located in a 24,250 square foot general purpose office building, which Commerce National Bank owns. CNBC currently utilizes approximately 80% of the building, with the remaining space leased by companies independent of CNBC.

CNBC considers the property to be in good operating condition and suitable for the purpose for which it is used. The property is unencumbered by any mortgage or security interest and is, in management's opinion, adequately insured.

ITEM 3. LEGAL PROCEEDINGS

Neither CNBC, Commerce National Bank or CNBC Retirement Services, Inc. is presently involved in any legal proceedings of a material nature. From time to time, Commerce National Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made to customers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the Common Stock of CNBC Bancorp are traded on the over-the-counter market primarily with brokers in CNBC Bancorp's service area. The information required under this item is incorporated by reference to the information appearing under the caption "Market for Common Equity and Related Shareholder Matters" located on page 13 of CNBC Bancorp's 2000 Annual Report to Shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 6 through 12 of CNBC Bancorp's 2000 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to CNBC Bancorp's 2000 Annual Report to Shareholders located on pages 14 through 34.

Consolidated Balance Sheets - December 31, 2000 and 1999
Consolidated Statements of Income - For the years ended December 31, 2000 and
  1999
Consolidated Statements of Comprehensive Income - For the years ended
  December 31, 2000 and 1999
Consolidated Statements of Changes in Shareholders' Equity - For the years ended December 31, 2000 and 1999
Consolidated Statements of Cash Flows - For the years ended December 31, 2000 and 1999
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Crowe, Chizek and Company LLP, served as independent auditors for the purpose of auditing CNBC's Annual Consolidated Financial Statements and for the review of the consolidated tax returns for the fiscal years ended December 31, 2000 and 1999. The appointment of independent auditors is approved annually by the Board of Directors. Management has had no disagreements with the independent accountants on matters of accounting principals or financial statement disclosure required to be reported under this item.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information for Item 9 appears on pages 3 through 4 and page 14 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 24, 2001, dated March 27, 2001, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION.

Information for Item 10 appears on pages 7 through 11 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 24, 2001, dated March 27, 2001, and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information for Item 11 appears on pages 2 through 4 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 24, 2001, dated March 27, 2001, and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information for Item 12 appears on page 7 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 24, 2001, dated March 27, 2001, and is incorporated herein by reference.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1 FINANCIAL STATEMENTS. The following consolidated financial statements of CNBC appear in the 2000 Annual Report to Shareholders (Exhibit 13 to the Form 10-KSB) on the pages referenced and are specifically incorporated by reference under Item 7 of the Form 10-KSB:.

PAGE IN ANNUAL REPORT

Independent Auditor's Report.................................        14
Consolidated Balance Sheets..................................        15
Consolidated Statements of Income............................        16
Consolidated Statements of Comprehensive Income..............        17
Consolidated Statements of Shareholders' Equity..............        18
Consolidated Statements of Cash Flow.........................        19
Notes to Consolidated Financial Statements...................     20-34

2 FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted as they are not applicable or the required information is included in the financial statements or notes thereto found in CNBC Bancorp's 2000 Annual Report to Shareholders.

EXHIBITS.

      (a)(1) Exhibit 3.1 - Articles of Incorporation of CNBC Bancorp. Reference is made to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (2) Exhibit 3.2 - Code of Regulations of CNBC Bancorp. Reference is made to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (3) Exhibit 10.1 - Employment Agreement dated as of March 1, 1998 as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe. Reference is made to Exhibit 10.1 to Form 10-QSB dated June 30, 1999

         (4) Exhibit 10.2 - Form of Indemnification Agreement between CNBC Bancorp and its directors, officers and certain representatives. Reference is made to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (5) Exhibit 10.3 -Non-Qualified Stock Option Plan. Reference is made to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (6) Exhibit 10.4 -Form of Deferred Compensation Agreement. Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

         (7) Exhibit 10.5 - CNBC Bancorp 1999 Stock Option Plan. Reference is made to Exhibit 10.5 to Form 10-QSB dated June 30, 1999, which exhibit is incorporated herein by reference

         (8) Exhibit 10.6 - Employment Agreement dated as of June 1, 2000, by and between and among Commerce National Bank, CNBC Bancorp and John A. Romelfanger. Reference is made to Exhibit 10.6 to Form 10-QSB dated September 30, 2000, which exhibit is incorporated herein by reference

         (9) Exhibit 10.7 - Employment Agreement dated as of June 1, 2000, by and between and among CNBC Retirement Services, Inc., CNBC Bancorp and Dennis D. Puppel. Reference is made to Exhibit
                  10.7 to Form 10-QSB dated September 30, 2000, which exhibit is incorporated herein by reference

         (10) Exhibit 11 - Computation of Earnings per Share. Reference is made to CNBC Bancorp 2000 Annual Report to Shareholders, Note 1, page 22, which is incorporated herein by reference

         (11)     Exhibit 13 - CNBC Bancorp 2000 Annual Report to Shareholders

         (12)     Exhibit 21 - Subsidiaries of CNBC Bancorp

         (13)     Exhibit 23 - Consent of Independent Accountants



   (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  MARCH 29, 2001                                     CNBC BANCORP
       --------------                                     ------------
                                                          (Registrant)

By   /s/ Thomas D. Mcauliffe
    ---------------------------------------------------------------------------
    Thomas D, McAuliffe, Chairman, President (its principal executive officer)

By  /s/ John A. Romelfanger
    ---------------------------------------------------------------------------
    John A. Romelfanger, Secretary, Treasurer, Vice President (its principal financial officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 20th day of March 2001 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas D. Mcauliffe
---------------------------------
Thomas D. McAuliffe
President, Chairman of the Board,
Chief Executive Officer, Director


                                                 /s/ Samuel E. McDaniel
---------------------------                      ----------------------
Loreto (Larry) V. Canini                         Samuel E. McDaniel
Director                                         Director


/s/ Mark S. Corna                                /s/ John A. Romelfanger
---------------------------                      ----------------------
Mark S. Corna                                    John A. Romelfanger
Director                                         Director


---------------------------                      ----------------------
James Crane, Jr.                                 Richard F. Ruhl
Director                                         Director


/s/ Judith A. DeVillers                          /s/ David J. Ryan
---------------------------                      ----------------------
Judith A. DeVillers                              David J. Ryan
Director                                         Director


/s/ George A. Gummer                             /s/ Peter C. Taub
---------------------------                      ----------------------
George A. Gummer                                 Peter C. Taub
Director                                         Director

                                                 /s/ John A. Tonti
---------------------------                      ----------------------
William L. Hoy                                   John A. Tonti
Director                                         Director



                                                 /s/ Alan R. Weiler
---------------------------                      ----------------------
Douglas W. James                                 Alan R. Weiler
Director                                         Director


/s/ Donald R. Kenney                             /s/ Michael Wren
---------------------------                      ----------------------
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

          3.2            Code of Regulations of CNBC Bancorp                     Reference is made to Exhibit
                                                                                 3.2 to the Registration Statement
                                                                                 on Form SB-2, File No. 333-68797,
                                                                                 filed March 12, 1999, which
                                                                                 is incorporated herein by
                                                                                 reference

         10.1            Employment Agreement dated as of March 1, 1998          Reference is made to Exhibit 10.1  to
                         as amended and restated effective December 31, 1998     Form 10-QSB dated June 30, 1999,
                         by and between and among Commerce National Bank,        which exhibit is incorporated herein
                         CNBC Bancorp and Thomas D. McAuliffe                    by reference


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

         10.5            CNBC Bancorp 2000 Stock Option Plan                     Reference is made to Exhibit 10.5 to
                                                                                 Form 10-QSB dated June 30, 1999,
                                                                                 which exhibit is incorporated herein
                                                                                 by reference

         10.6            Employment Agreement dated as of June 1, 2000,          Reference is made to Exhibit 10.6 to
                         by and between and among Commerce National Bank,        Form 10-QSB dated September 30, 2000,
                         CNBC Bancorp and John A. Romelfanger                    which exhibit is incorporated herein
                                                                                 by reference



         10.7            Employment Agreement dated as of June 1, 2000,          Reference is made to Exhibit 10.7 to
                         by and between and among CNBC Retirement                Form 10-QSB dated September 30, 2000,
                         Services, Inc., CNBC Bancorp and Dennis D. Puppel       which exhibit is incorporated herein
                                                                                 by reference


          11             Computation of Earnings per Share                       Reference is made to CNBC's Annual
                                                                                 Report to Shareholders, Note1, Page 22,
                                                                                 which exhibit is incorporated herein
                                                                                 by reference

          13             CNBC Bancorp 2000 Annual Report to Shareholders         Filed with this Annual Report on
                                                                                 Form 10-KSB


          21             Subsidiaries of CNBC Bancorp                            Filed with this Annual Report on
                                                                                 Form 10-KSB

          23             Consent of Independent Accountants                      Filed with this Annual Report on
                                                                                 Form 10-KSB