Form 10KSB/A
period 2000-12-31
CNBC BANCORP /OH
filed 2001-04-25
CIK 1050078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

(Mark one)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________ to _________________

          Commission File No.:  000-28203

                                  CNBC BANCORP
                                  ------------
                 (Name of small business issuer in its charter)

OHIO                                                     31-1478140
----                                                     ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

100 East Wilson Bridge Road, Worthington, Ohio                43085
----------------------------------------------                -----
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


Date:  April 25, 2001                               CNBC Bancorp
       --------------                               ------------
                                                    (Registrant)

By /s/ Thomas D. McAuliffe
   ---------------------------------------------------------------------------
      Thomas D, McAuliffe, Chairman, President (its principal executive officer)

By /s/ John A Romelfanger
   ---------------------------------------------------------------------------
      John A. Romelfanger, Secretary, Treasurer, Vice President
      (its principal financial officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 19th day of April 2001 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas D. McAuliffe
-----------------------
Thomas D. McAuliffe
President, Chairman of the Board,
Chief Executive Officer, Director


/s/ Loreto V. Canini
--------------------                               ------------------------
Loreto (Larry) V. Canini                           Samuel E. McDaniel
Director                                           Director


/s/ Mark S. Corna                                  /s/ John A. Romelfanger
--------------------                               ------------------------
Mark S. Corna                                      John A. Romelfanger
Director                                           Director


/s/ Jameson Crane, Jr.
--------------------                               ------------------------
Jameson Crane, Jr.                                 Richard F. Ruhl
Director                                           Director



--------------------                               ------------------------
Judith A. DeVillers                                David J. Ryan
Director                                           Director


/s/ George A. Gummer
--------------------                               ------------------------
George A. Gummer                                   Peter C. Taub
Director                                           Director

/s/ William L. Hoy
--------------------                               ------------------------
William L. Hoy                                     John A. Tonti
Director                                           Director



                                                   /s/ Alan R. Weiler
--------------------                               ------------------------
Douglas W. James                                   Alan R. Weiler
Director                                           Director


                                                   /s/ Michael Wren
--------------------                               ------------------------
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


        ** 11            Computation of Earnings per Share                       Reference is made to CNBC's Annual
                                                                                 Report to Shareholders, Note 1, Page 22,
                                                                                 which exhibit is incorporated herein
                                                                                 by reference

        ** 13            CNBC Bancorp 2000 Annual Report to Shareholders         Filed with this Annual Report on Form 10-KSB

        ** 21            Subsidiaries of CNBC Bancorp                            Filed with this Annual Report on Form 10-KSB

        ** 23            Consent of Independent Accountants                      Filed with this Annual Report on Form 10-KSB

      ** 99.1            Financial Summary                                       Filed with the Annual Report on Form 10-KSB/A

** Filed as Exhibits to CNBC Bancorp's Form 10-KSB or Form 10-KSB/A for the year ended December 31, 2000, which Exhibits are incorporated herein by reference.