Form 10QSB
period 2001-03-31
CNBC BANCORP /OH
filed 2001-05-15
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number:  000-28203

                                  CNBC BANCORP
                                  ------------
        (Exact name of small business issuer as specified in its charter)

               OHIO                                   31-1478140
--------------------------------     ------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

              100 EAST WILSON BRIDGE ROAD, WORTHINGTON, OHIO 43085
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 848-8700
                        --------------------------------
                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                  2,064,287 common shares
                                                 outstanding at May 10, 2001

Transitional Small Business Disclosure Format (check one):
Yes            No   X
    -------       -----

                                  CNBC BANCORP
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

-------------------------------------------------------------------------------

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ...............................................................    3

       Condensed Consolidated Income Statements.............................................................    4

       Condensed Consolidated Comprehensive Income Statements...............................................    5

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity ..............................................................................    6

       Condensed Consolidated Statements of Cash Flows .....................................................    7

       Notes to the Consolidated Financial Statements ......................................................    8


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   17

Item 2.  Changes in Securities and Use of Proceeds..........................................................   17

Item 3.  Defaults Upon Senior Securities....................................................................   17

Item 4.  Submission of Matters to a Vote of Security Holders................................................   17

Item 5.  Other Information..................................................................................   17

Item 6.  Exhibits and Reports on Form 8-K...................................................................   17

SIGNATURES   ...............................................................................................   19


                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    MARCH 31         DECEMBER 31
                                                                      2001              2000
                                                                      ----              ----
ASSETS

Cash and Noninterest-bearing Balances.......................   $   14,060,428      $    9,107,952
Interest-bearing Balances...................................        4,388,232             651,350
Federal Funds Sold..........................................        7,050,000           7,000,000
Money Market Funds..........................................       18,237,089          17,380,994
                                                              ---------------     ---------------
          Total Cash and Cash Equivalents...................       43,735,749          34,140,296

Securities Available for Sale...............................        8,286,538           7,100,324
Loans, Net..................................................      223,618,271         217,435,649
Premises and Equipment......................................        2,456,246           2,432,078
Accrued Interest Receivable.................................        1,273,801           1,229,957
Other Assets................................................        1,803,774           1,561,468
                                                              ---------------     ---------------

Total Assets................................................   $  281,174,379      $  263,899,772
                                                              ===============     ===============

LIABILITIES

Deposits:
     Noninterest-bearing....................................   $   28,727,844      $   26,856,234
     Interest-bearing.......................................      202,781,994         192,018,536
                                                              ---------------     ---------------
         Total Deposits.....................................      231,509,838         218,874,770
Borrowings..................................................       21,852,341          22,169,773
Obligated Manditorily Redeemable Capital Securities
     of Subsidiary Trust....................................        4,000,000                   -
Other Liabilities...........................................        1,369,147           1,345,457
                                                              ---------------     ---------------

Total Liabilities...........................................      258,731,326        242,390,000

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 3,000,000
     Issued - 2,084,488 in 2001 and
     2,043,087 in 2000......................................       14,459,387          14,030,897
Retained Earnings...........................................        8,280,943           7,521,199
Treasury Stock, 17,250 shares at cost in
     2001 and 3,000 shares at cost in 2000..................         (317,250)            (60,000)
Accumulated Other Comprehensive Income......................           19,973              17,676
                                                              ---------------     ---------------

Total Shareholders' Equity..................................       22,443,053          21,509,772
                                                              ---------------     ---------------

Total Liabilities and Shareholders' Equity..................  $   281,174,379    $    263,899,772
                                                              ===============    ================



                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                         --------
                                                                                    2001              2000
                                                                                    ----              ----
INTEREST INCOME
         Loans, including Fees.........................                       $4,966,853        $3,917,723
         Taxable Securities............................                          114,489           136,890
         Money Market Funds............................                          191,676            99,054
         Federal Funds Sold............................                           94,549            10,239
         Deposits with Banks...........................                           19,102             2,073
                                                                              ----------        ----------

Total Interest Income..................................                        5,386,669         4,165,979

INTEREST EXPENSE
         Deposits .....................................                        2,363,892         1,778,473
         Borrowings....................................                          380,129           198,212
                                                                              ----------        ----------

Total Interest Expense.................................                        2,744,021         1,976,685
                                                                              ----------        ----------

         Net Interest Income...........................                        2,642,648         2,189,294

         Provision for Loan Losses.....................                          188,700           100,800
                                                                              ----------        ----------

Net Interest Income after Provision for Loan Losses....                        2,453,948         2,088,494

NONINTEREST INCOME
         Service Charges on Deposits...................                           43,350            41,347
         Retirement Plan Investment and
               Administrative Fees.....................                           73,532                 -
         Net Gains on Calls of Securities..............                           16,091                 -
         Other Income..................................                           39,908            88,082
                                                                              ----------        ----------

Total Noninterest Income...............................                          172,881           129,429

NONINTEREST EXPENSES
         Salaries and Benefits.........................                          927,070           725,373
         Occupancy and Equipment, Net..................                           96,521            85,769
         Data Processing...............................                           44,847            40,534
         Professional Services.........................                           55,204            34,028
         State Franchise Tax...........................                           49,910            42,487
         Other Expenses................................                          216,288           216,556
                                                                              ----------        ----------

Total Noninterest Expenses.............................                        1,389,840         1,144,747
                                                                              ----------        ----------

Income Before Income Taxes.............................                        1,236,989         1,073,176
Income Tax Expense.....................................                          430,406           371,000
                                                                              ----------        ----------

         Net Income....................................                       $  806,583        $  702,176
                                                                              ==========        ==========

EARNINGS PER COMMON SHARE

         Basic ..........................................                     $      .39        $      .35
                                                                              ==========        ==========

         Diluted ..........................................                   $      .38        $      .33
                                                                              ==========        ==========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
             CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                          --------
                                                                                  2001              2000
                                                                                  ----              ----

Net Income.............................................                        $ 806,583         $ 702,176

Other Comprehensive Income (Loss):

Unrealized Holding Gains on
         Securities Available for Sale.................                           19,572             1,462
Reclassification Adjustments for (Gains)
         Recognized in Net Income......................                          (16,091)                -
                                                                               ---------         ---------
Net Unrealized Gains...................................                            3,481             1,462
Tax Expense............................................                            1,184               477
                                                                               ---------         ---------

         Total Other Comprehensive Income..............                            2,297               985
                                                                               ---------         ---------

Comprehensive Income...................................                        $ 808,880         $ 703,161
                                                                                ========          ========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                           --------
                                                                                    2001              2000
                                                                                    ----              ----


BALANCES AT BEGINNING OF PERIOD........................                      $21,509,772       $19,104,679


Net Income.............................................                          806,583           702,176


Proceeds from Exercise of Warrants.....................                                -            54,857


Proceeds and Tax Benefit from Exercise
   of Stock Options....................................                          441,651           117,094


Treasury Shares Purchased..............................                         (317,250)         (119,000)


Other Comprehensive Income.............................                            2,297               985
                                                                             -----------         ----------


BALANCES AT END OF PERIOD..............................                      $22,443,053       $19,860,791
                                                                             ===========       ===========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                         --------
                                                                                   2001               2000
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income...................................................              $     806,583     $     702,176
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses..................                    188,700           100,800
                  Depreciation...............................                     79,620            66,000
                  Net Realized Gain from Calls of
                     Securities Available for Sale...........                    (16,091)                -
                  Net Amortization/Accretion on Securities...                     (1,498)             (868)
                  Federal Home Loan Bank Stock Dividend......                    (24,500)          (22,200)
                  Changes in:
                           Interest Receivable...............                    (43,844)          (22,250)
                           Other Assets......................                   (116,776)         (145,380)
                           Other Liabilities.................                    350,107           362,739
                                                                          --------------    --------------

         Net Cash Provided by Operating Activities...........                  1,222,301         1,041,017

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities Available for Sale...................                 (7,590,644)         (743,700)
Maturities of Securities Available for Sale..................                  1,000,000         2,750,000
Calls of Securities Available for Sale.......................                  5,450,000                 -
Net Increase in Loans........................................                 (6,371,322)      ( 4,575,275)
Purchase of Premises and Equipment...........................                   (103,788)          (89,161)
                                                                         ----------------   --------------

         Net Cash Flows Used in Investing Activities.........                 (7,615,754)       (2,658,136)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits.....................................                 12,635,068        12,564,124
Net Proceeds from Issuance of Common Stock...................                    441,651           171,951
Purchase of Treasury Shares..................................                   (317,250)         (119,000)
Principal Payments on Federal Home Loan Bank Advances........                   (264,013)         (176,292)
Proceeds from Issuance of Trust Preferred Securities.........                  3,873,283                 -
Repayment of Loans Payable...................................                    (53,419)          (49,281)
Dividends Paid...............................................                   (326,414)         (264,906)
                                                                          ---------------   --------------

         Net Cash Flows Provided by Financing Activities.....                 15,988,906        12,126,596
                                                                          ---------------   --------------

         Net Change in Cash and Cash Equivalents.............                  9,595,453        10,509,477
Cash and Cash Equivalents at Beginning of Year...............                 34,140,296        11,816,859
                                                                          ---------------   --------------
Cash and Cash Equivalents at End of Period...................                $43,735,749       $22,326,336
                                                                          ===============   ==============

Cash Paid During the Period for

         Interest............................................                 $2,700,250      $  1,980,279
         Income Taxes........................................                          -            35,000


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 2000, included in its 2000 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 2000 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of CNBC and its wholly-owned subsidiaries, Commerce National Bank ("Commerce National"), CNBC Retirement Services, Inc. ("CRS, Inc.") and CNBC Statutory Trust I. All significant intercompany transactions and balances have been eliminated.

Revenues and assets are derived primarily from the banking industry, serving small business customers in the central Ohio region. Banking deposit products include checking and savings accounts and certificates of deposit. Business loans are secured by real estate, accounts receivable, inventory, equipment and other types of collateral and are expected to be repaid from cash flows from operations of businesses. Personal loans are secured by real estate, stocks and other collateral. A small portion of loans are unsecured. Management considers CNBC to operate primarily in one business segment, banking.

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

                                                                        THREE MONTHS ENDED
                                                                        ------------------
                                                             MARCH 31, 2001            MARCH 31, 2000
                                                             --------------            --------------
Weighted Average Shares for Basic EPS                             2,061,195                 1,997,774
Add Dilutive Effect of:
   Exercise of Warrants..........................                         -                    30,898
   Exercise of Stock Options.....................                    69,943                    97,824
                                                                  ---------                 ---------
Weighted Averages Shares for Diluted EPS....                      2,131,138                 2,126,496
                                                                  =========                 =========


Stock options for 35,220 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2001 because they were antidilutive.

On April 24, 2001, the CNBC Board of Directors declared a three-for-two stock split effected in the form of a 50% stock dividend payable on May 10, 2001. All shares and per share amounts have been restated to reflect the three-for-two stock split.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated hedges, changes in fair values are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 had no effect on CNBC's financial statements as no derivatives are currently held.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. There was no impact to CNBC's financial statements at March 31, 2001.

Certain items in the financial statements have been reclassified to conform with the current presentation.

NOTE 2 - LOANS

Loans were comprised of the following:

                                                                  MARCH 31, 2001         DECEMBER 31, 2000
                                                                  --------------         -----------------
Residential Real Estate Loans....................                  $  26,051,550             $  25,591,579
Real Estate Construction Loans...................                      9,788,857                 6,712,955
Real Estate Investment Loans:
   Commercial Real Estate........................                     57,338,794                55,700,774
   Investment Residential Real Estate............                     42,832,049                39,486,711
   Investment Multi-Family Real Estate...........                     14,385,925                15,361,448
Business Loans...................................                     61,620,656                64,487,080
Personal Loans...................................                     14,806,107                13,257,976
                                                                   -------------             -------------
         Subtotal................................                    226,823,938               220,598,523
Allowance for Loan Losses........................                     (2,813,311)               (2,760,000)
Net Deferred Loan Origination Fees and Costs.....                       (392,356)                 (402,874)
                                                                   -------------             -------------

Net Loans........................................                   $223,618,271              $217,435,649
                                                                   =============             =============

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOANS (CONTINUED)

Activity in the allowance for loan losses was as follows:

                                                                         THREE MONTHS ENDED
                                                              MARCH 31, 2001             MARCH 31, 2000
                                                              --------------             --------------

Beginning Balance................................                $2,760,000                $2,550,000
Loan Loss Provision..............................                   188,700                   100,800
Loans Charged-Off................................                  (137,500)                        -
Recoveries on Loans Previously Charged-Off.......                     2,111                         -
                                                                 ----------                ----------

Ending Balance..............................                     $2,813,311                $2,650,800
                                                                 ==========                ==========


Information regarding nonperforming and impaired loans was as follows:

                                                              MARCH 31, 2001         DECEMBER 31, 2000
                                                              --------------         -----------------
Loans Past Due Over 90 Days
          And Accruing Interest..................              $          -              $          -
Nonaccrual Loans.................................                    70,121                   162,999

Impaired Loans with No Allowance
          for Loan Losses Allocated..............              $     70,121              $    297,307
Impaired Loans with Allowance
          for Loan Losses Allocated..............                 2,087,867                   921,027
                                                            ---------------            --------------
Total............................................              $  2,157,988              $  1,218,334
                                                            ===============            ==============

Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance...............              $    325,000              $    177,000


NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                                             MARCH 31, 2001         DECEMBER 31, 2000
                                                             --------------         -----------------
Interest-bearing Demand..........................             $  26,538,757            $   17,726,364
                                                            ---------------            --------------
Savings..........................................                72,854,939                71,955,397
Time, Balances Under $100,000....................                39,304,435                41,909,195
Time, Balances $100,000 and Over.................                64,083,863                60,427,580
                                                            ---------------            --------------

Total Interest Bearing Deposits..................             $ 202,781,994            $  192,018,536
                                                            ===============            ==============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $155,556,000 at March 31, 2001 and $140,775,000 at December 31, 2000. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $52,076,000 at March 31, 2001 and $50,572,000 at December 31, 2000.

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

A summary of the notional amounts of financial instruments with off-balance-sheet risk were as follows:

                                                             MARCH 31, 2001         DECEMBER 31, 2000
                                                             --------------         -----------------
Unadvanced Lines of Credit ......................             $  45,020,000             $  40,587,000
Unadvanced Draw Notes............................                10,242,000                13,572,000
New Loan Commitments:
         Secured by Real Estate..................                 7,671,000                14,129,000
         Other...................................                 4,822,000                 5,825,000
Letters of Credit................................                 2,633,000                 3,684,000
Available Lines for Credit Cards.................                 1,559,000                 2,037,000


Commitments to make fixed-rate loans at current market rates, and included above were $243,000 at March 31, 2001 with rates ranging from 9.00% to 10.00%, and $820,000 at December 31, 2000, with rates ranging from 8.50% to 10.00%. Also included above at March 31, 2001 are $1,230,000 of one and five-year adjustable rate loans with fixed starting rates ranging from 8.375% to 9.50%. At December 31, 2000, there was $4,404,000 of five-year adjustable rate loans with starting rates ranging from 8.00% to 9.50%.

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

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. CNBC and Commerce National met the requirements of a well capitalized institution as defined above at March 31, 2001 and December 31, 2000. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REGULATORY MATTERS (CONTINUED)

Actual and required capital amounts and ratios are presented below.

                                                                                                            To Be Well
                                                                                                          Capitalized Under
                                                                                     For Capital         Prompt Corrective
                                                             Actual              Adequacy Purposes        Action Provisions
                                                             ------              ------------------      -------------------
                                                       Amount      Ratio         Amount       Ratio      Amount        Ratio
                                                       ------      -----         ------       -----      ------        -----

                                                                               (Dollars in Millions)
MARCH 31, 2001
Total Capital to Risk Weighted Assets
     CNBC..........................................     $29.2        12.9%          $18.2        8.0%       $22.7        10.0%
     Commerce National.............................     $27.9        12.4%          $18.1        8.0%       $22.6        10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC..........................................     $26.4        11.6%           $9.1        4.0%       $13.6         6.0%
     Commerce National.............................     $16.9         7.4%           $9.0        4.0%       $13.6         6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC..........................................     $26.4         9.9%          $10.7        4.0%       $13.3         5.0%
     Commerce National.............................     $16.9         6.3%          $10.6        4.0%       $13.3         5.0%

DECEMBER 31, 2000
Total Capital to Risk Weighted Assets
     CNBC..........................................     $24.2        10.9%          $17.8        8.0%       $22.3        10.0%
     Commerce National.............................     $25.1        11.3%          $17.8        8.0%       $22.2        10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC..........................................     $21.5         9.6%           $8.9        4.0%       $13.4         6.0%
     Commerce National.............................     $16.0         7.2%           $8.9        4.0%       $13.3         6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC..........................................     $21.5         8.5%          $10.1        4.0%       $12.6         5.0%
     Commerce National.............................     $16.0         6.4%          $10.0        4.0%       $12.5         5.0%

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at March 31, 2001, compared to December 31, 2000, and the consolidated results of operations for the three months ended March 31, 2001 compared to the same period in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased $17.3 million, or 6.5%, to $281.2 million at March 31, 2001 from $263.9 million at December 31, 2000. The two largest components of this increase were an increase in cash and cash equivalents of $9.6 million and an increase of $6.2 million in net loans outstanding.

The increase in cash and cash equivalents at March 31, 2001, was due to increased liquidity from strong deposit growth. The cash and cash equivalents balance at March 31, 2001 is slightly higher than historical levels as management has maintained approximately 10% of total assets in cash and cash equivalents to provide adequate liquidity for fluctuations in business customers' lines of credit and demand deposit accounts.

The increase in loans was comprised primarily of a $4.0 million increase in total real estate investment loans and a $3.1 million increase in real estate construction loans. Average loans outstanding for the three months ended March 31, 2001 were $224.6 million versus $181.7 million for 2000, an increase of 23.6%. The percentage increase in average loans outstanding was greater than that experienced from the first quarter of 1999 to the first quarter of 2000. The central Ohio economy continues to be strong, especially in residential and commercial real estate construction. Management believes opportunities are good for continued growth due to Commerce National's small business focus and personal service, a strong local economy, and continuing consolidation of its competitors.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

FINANCIAL CONDITION - CONTINUED

The primary funding source for the asset growth was a $12.6 million increase in deposit accounts. $8.8 million of this increase was in interest-bearing demand account balances, and resulted from increased balances in a number of title company customers' accounts. Certificates of deposit grew $1.1 million, with $1.5 million of growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes with terms generally ranging from 18 months to 3 years. Deposit balances continue to grow as a result of Commerce National's small business focus and available cash management products for its customers.

In February 2001, CNBC participated in a pooled transaction involving the issuance of Trust Preferred Securities. These securities carry a tax-deductible interest rate of 10.2% and qualify for inclusion in Tier 1 capital for regulatory capital adequacy purposes. A total of $4.0 million in securities was issued, resulting in $3.9 million in net proceeds to CNBC. CNBC immediately injected $2.0 million of the proceeds into Commerce National as subordinated debentures. Remaining proceeds will be used for general corporate purposes including the possible funding needs for a stock repurchase program for up to 75,000 shares, which was approved by the CNBC Bancorp board in January 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

Net income for the three months ended March 31, 2001 was $806,583, a 14.9% increase, compared to $702,176 during the same period in 2000. The increase in earnings was primarily driven by a $453,000 increase in net interest income and an increase in noninterest income of $43,000, offset by an increase in the provision for loan losses of $88,000 and increased operating expenses of $245,000.


NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $453,000 for the three months ended March 31, 2001, compared to the same period in 2000. The 20.7% increase in net interest income was primarily the result of an increase in average loans outstanding of 23.6% for 2001 compared to 2000. Loan growth was most significant in the real estate investment loan category, which reflects Commerce National's business focus and an expanding local economy. The net interest margin for the three months ended March 31, 2001 was 4.19%, compared to 4.47% for the same period in 2000.

PROVISION FOR LOAN LOSSES

The increase in the provision for loan losses of $88,000 for the three months ended March 31, 2001 over the same period in the prior year was due to loan charge-offs incurred during the first quarter. Trends in nonperforming and impaired loans have been increasing from the prior year, however impaired loans are still low as a percentage of loans, totaling 1.15% at March 31, 2001.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2001 increased $43,000, representing a 33.6% increase over the same period in the prior year. The largest component of this increase was retirement plan administration fee income from CNBC Retirement Services, Inc. ("CRS, Inc."). Effective June 1, 2000, CNBC acquired The Puppel Companies, (renamed CNBC Retirement Services, Inc.,) which is a wholly-owned subsidiary of CNBC. New services provided by CRS, Inc. include investment, administration and accounting services to business retirement plans. The decrease in other income for the three months ended March 31, 2001 over the same period in the prior year is due to a decline in value of money market mutual funds invested for deferred compensation plans.

NONINTEREST EXPENSE

Noninterest expense was up $245,000, or 21.4% for the three months ended March 31, 2001 versus the three months ended March 31, 2000. Increases in salaries and benefits accounted for 82.3% of the increase. In addition to normal raises and staff additions, the acquisition of CRS, Inc. in June 2000 added three additional full-time employees and one part-time employee.

Federal income tax expense was up $59,000, or 16.0% for the three months ended March 31, 2001 versus the three months ended March 31, 2000. The increase in federal income tax expense was the result of CNBC's increased profitability. CNBC's effective tax rate was 34.8% for the three months ended March 31, 2001 compared to 34.6% for the three months ended March 31, 2000.

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

At March 31, 2001, Commerce National had $67.5 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. Cash and short-term investments do not include balances due from the Federal Reserve Bank. These sources are detailed as follows:


         Cash and short-term investments                                        $ 30,194,000
         Unused borrowing capacity with the Federal Home Loan Bank                27,770,000
         Federal funds lines of credit with other banks                            7,900,000
         Unpledged investment securities                                           1,609,000
                                                                                ------------
         Total                                                                  $ 67,473,000
                                                                                ============

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $47,088,000. No borrowings with the Federal Reserve were outstanding at March 31, 2001.

CAPITAL RESOURCES

CNBC and Commerce National are both subject to regulatory capital requirements. These requirements measure capital levels utilizing three different calculations. Based on these calculations, CNBC and Commerce National are assigned to a capital category which, among other things, dictates certain business practices of the organization, the level of Commerce National's FDIC insurance premiums and which process is followed in obtaining regulatory approvals necessary for branch applications, mergers and similar transactions. CNBC's capital requirements are measured on a combined basis with Commerce National, CRS, Inc. and CNBC Statutory Trust I, using consolidated totals. Commerce National is measured independently. As of December 31, 2000, CNBC and Commerce National were classified in the "well capitalized" category. It is management's policy to manage the growth of Commerce National and provide for the appropriate capital resources that will result in Commerce National maintaining its classification as a "well capitalized" institution. Similarly, it is management's policy to maintain the classification of CNBC as either "adequately capitalized" or "well capitalized." For further information on capital requirements, including actual ratios, see Note 5 to the CNBC Bancorp Consolidated Financial Statements included in this report.

In January 2001, CNBC approved the purchase of up to 75,000 shares of its common stock over the next year to be used for general corporate purposes. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 17,250 shares in the first quarter of 2001.

On April 24, 2001, CNBC's shareholders approved an increase in its authorized shares from two million to three million which provided the necessary shares for its Board of Directors to approve a three-for-two stock split effected in the form of a 50% stock dividend payable on May 10, 2001. All shares and per share amounts have been restated to reflect the three-for-two stock split.

                                  CNBC BANCORP

                                   FORM 10-QSB
                          Quarter ended March 31, 2001
                           PART II - OTHER INFORMATION

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

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------
                 (a)(1) Exhibit 3.1 - Articles of Incorporation of CNBC Bancorp. Reference is made to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference.

                    (2) Exhibit 3.2 - Code of Regulations of CNBC Bancorp. Reference is made to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference.

                    (3) Exhibit 10.1 - Employment Agreement dated as of March 1, 1998 as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe. Reference is made to Exhibit 10.1 to Form 10-QSB dated June 30, 1999.

                    (4) Exhibit 10.2 - Form of Indemnification Agreement between CNBC Bancorp and its directors, officers and certain representatives. Reference is made to Exhibit
                         10.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference.

                    (5) Exhibit 10.3 -Non-Qualified Stock Option Plan. Reference is made to Exhibit 10.3 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference.

                    (6) Exhibit 10.4 -Form of Deferred Compensation Agreement. Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference.

                    (7) Exhibit 10.5 - CNBC Bancorp 1999 Stock Option Plan. Reference is made to Exhibit 10.5 to Form 10-QSB dated June 30, 1999.

                    (8)  Exhibit 10.6 - Employment Agreement dated as of
                         June 1, 2000, by and between and among Commerce National Bank, CNBC Bancorp and John A. Romelfanger. Reference is made to Exhibit 10.6 to Form 10-QSB dated September 30, 2000.

                    (9)  Exhibit 10.7 - Employment Agreement dated as of
                         June 1, 2000, by and between and among CNBC Retirement Services, Inc., CNBC Bancorp and Dennis D. Puppel. Reference is made to Exhibit 10.7 to Form 10-QSB dated September 30, 2000.

                                  CNBC BANCORP

                                   FORM 10-QSB
                          Quarter ended March 31, 2001
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------

          (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2001.

                                  CNBC BANCORP

                                   SIGNATURES

-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CNBC BANCORP
                                           ----------------------------------
                                           (Registrant)



Date:   MAY 15, 2001                       /s/ Thomas D. McAuliffe
       ------------------------              --------------------------------
                                           (Signature)
                                           Thomas D. McAuliffe
                                           Chairman and President



Date:  MAY 15, 2001                       /s/ John Romelfanger
       ------------------------              --------------------------------
                                           (Signature)
                                           John Romelfanger
                                           Treasurer








-------------------------------------------------------------------------------

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

     10.6            Employment Agreement dated as of June 1, 2000           Reference is made to Exhibit 10.6 to
                     by and between and among Commerce National Bank,        Form 10-QSB dated September 30,
                     CNBC Bancorp and John A. Romelfanger                    2000, which exhibit is incorporated
                                                                             herein by reference

     10.7            Employment Agreement dated as of June 1, 2000           Reference is made to Exhibit 10.7 to
                     by and between and among CNBC Retirement Services,      Form 10-QSB dated September 30,
                     Inc., CNBC Bancorp and Dennis D. Puppel                 2000, which exhibit is incorporated
                                                                             herein by reference