Form 10QSB
period 2001-06-30
CNBC BANCORP /OH
filed 2001-08-14
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001


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

                                 (614) 848-8700
                       -----------------------------------
                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                    2,056,049 common shares
                                                   outstanding at July 31, 2001

Transitional Small Business Disclosure Format (check one):
Yes             No     X
     -------        -------

                                  CNBC BANCORP
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

--------------------------------------------------------------------------------

                                                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ...............................................................    3

       Condensed Consolidated Income Statements.............................................................    4

       Condensed Consolidated Comprehensive Income Statements...............................................    5

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity ..............................................................................    6

       Condensed Consolidated Statements of Cash Flows .....................................................    7

       Notes to the Consolidated Financial Statements ......................................................    8


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   18

Item 2.  Changes in Securities and Use of Proceeds..........................................................   18

Item 3.  Defaults Upon Senior Securities....................................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders................................................   18

Item 5.  Other Information..................................................................................   18

Item 6.  Exhibits and Reports on Form 8-K...................................................................   18

SIGNATURES
 ............................................................................................................   20

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    JUNE 30            DECEMBER 31
                                                                      2001                2000
                                                                      ----                ----
ASSETS

Cash and Noninterest-bearing Balances.......................   $   12,852,479      $     9,107,952
Interest-bearing Balances...................................       11,975,740              651,350
Federal Funds Sold..........................................                -            7,000,000
Money Market Funds..........................................       16,995,726           17,380,994
                                                              ---------------      ---------------
     Total Cash and Cash Equivalents........................       41,823,945           34,140,296

Securities Available for Sale...............................        7,318,851            7,100,324
Loans, Net..................................................      233,313,117          217,435,649
Premises and Equipment......................................        2,407,170            2,432,078
Accrued Interest Receivable.................................        1,185,716            1,229,957
Other Assets................................................        1,747,300            1,561,468
                                                              ---------------      ---------------

Total Assets................................................   $  287,796,099      $   263,899,772
                                                              ===============      ===============

LIABILITIES

Deposits:
     Noninterest-bearing....................................  $    31,762,809      $    26,856,234
     Interest-bearing.......................................      205,475,807          192,018,536
                                                              ---------------      ---------------
         Total Deposits.....................................      237,238,616          218,874,770
Borrowings..................................................       21,686,791           22,169,773
Obligated Mandatorily Redeemable Capital Securities
     of Subsidiary Trust....................................        4,000,000                    -
Other Liabilities...........................................        2,099,368            1,345,457
                                                              ---------------      ---------------

Total Liabilities...........................................      265,024,775          242,390,000

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 3,000,000
     Issued - 2,084,559 in 2001 and
     2,043,087 in 2000......................................       14,476,284           14,030,897
Retained Earnings...........................................        8,684,410            7,521,199
Treasury Stock, 22,380 shares at cost in
     2001 and 3,000 shares at cost in 2000..................         (414,300)             (60,000)
Accumulated Other Comprehensive Income......................           24,930               17,676
                                                              ---------------      ---------------

Total Shareholders' Equity..................................       22,771,324           21,509,772
                                                              ---------------      ---------------

Total Liabilities and Shareholders' Equity..................  $   287,796,099      $   263,899,772
                                                              ===============      ===============








                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30                                JUNE 30
                                                              2001                  2000             2001                 2000
                                                              ----                  ----             ----                 ----
INTEREST INCOME

         Loans, including Fees.......................          $4,939,662         $4,147,771       $ 9,906,515       $ 8,065,494
         Taxable Securities..........................             120,085            135,710           234,574           272,600
         Money Market Funds..........................             123,082            135,440           314,758           234,494
         Federal Funds Sold..........................              51,296             55,973           145,845            66,212
         Deposits with Banks.........................              22,127             34,160            41,229            36,233
                                                                ---------          ---------         ---------         ---------
Total Interest Income................................           5,256,252          4,509,054        10,642,921         8,675,033

INTEREST EXPENSE

         Deposits ...................................           2,119,146          2,012,999         4,483,038         3,791,472
         Borrowings..................................             437,815            205,859           817,944           404,071
                                                                ---------          ---------         ---------         ---------
Total Interest Expense...............................           2,556,961          2,218,858         5,300,982         4,195,543
                                                                ---------          ---------         ---------         ---------

         Net Interest Income.........................           2,699,291          2,290,196         5,341,939         4,479,490

         Provision for Loan Losses...................             150,100            100,800           338,800           201,600
                                                                ---------          ---------         ---------         ---------

Net Interest Income after Provision for Loan Losses..           2,549,191          2,189,396         5,003,139         4,277,890

NONINTEREST INCOME

         Service Charges on Deposits.................              53,055             40,564            96,405            81,911
         Retirement Plan Investment and
                     Administrative Fees.............              59,102             20,300           132,634            20,300
         Net Gains from Calls of Securities..........                 806                  -            16,897                 -
         Other Income................................              90,472             37,385           130,380           125,467
                                                                ---------          ---------         ---------         ---------
Total Noninterest Income.............................             203,435             98,249           376,316           227,678

NONINTEREST EXPENSES

         Salaries and Benefits.......................             925,468            812,500         1,852,538         1,537,873
         Occupancy and Equipment, Net................              92,827             83,710           189,348           169,479
         Data Processing.............................              42,962             38,790            87,809            79,324
         Professional Services.......................              68,588             43,974           123,792            78,002
         State Franchise Tax.........................              49,918             42,432            99,828            84,919
         Other Expenses..............................             317,242            180,347           533,530           396,903
                                                                ---------          ---------         ---------         ---------
Total Noninterest Expenses...........................           1,497,005          1,201,753         2,886,845         2,346,500
                                                                ---------          ---------         ---------         ---------

Income Before Income Taxes...........................           1,255,621          1,085,892         2,492,610         2,159,068
Income Tax Expense...................................             436,623            377,100           867,029           748,100
                                                                ---------          ---------         ---------         ---------

         Net Income..................................           $ 818,998          $ 708,792        $1,625,581        $1,410,968
                                                                =========          =========         =========         =========

EARNINGS PER COMMON SHARE

    Basic    ........................................            $   0.40           $   0.35          $   0.79          $   0.70
                                                                =========          =========         =========         =========

    Diluted                                                      $   0.38           $   0.33          $   0.76          $   0.66
                                                                =========          =========         =========         =========



                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
             CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30                             JUNE 30
                                                            2001             2000              2001              2000
                                                            ----             ----              ----              ----

Net Income.........................................       $818,998         $708,792        $1,625,581       $ 1,410,968

Other Comprehensive Income (Loss):

Unrealized Holding Gains and (Losses) on
         Securities Available for Sale.............          8,315           (8,000)           27,887            (6,538)
Reclassification Adjustments for (Gains)
         Later Recognized in Net Income............           (806)               -           (16,897)                -
                                                         ---------        ---------         ---------         ---------

Net Unrealized Gains and (Losses)..................          7,509           (8,000)           10,990            (6,538)
Tax Expense (Benefit)..............................          2,552           (2,720)            3,736            (2,243)
                                                         ---------        ---------         ---------         ---------

         Total Other Comprehensive Income (Loss)...          4,957           (5,280)            7,254            (4,295)
                                                         ---------        ---------         ---------         ---------

Comprehensive Income...............................      $ 823,955        $ 703,512         1,632,835        $1,406,673
                                                         =========        =========         =========         =========





                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                    2001              2000
                                                                                    ----              ----

BALANCES AT BEGINNING OF PERIOD........................                      $21,509,772       $19,104,679


Net Income.............................................                        1,625,581         1,410,968


Proceeds from Exercise of Warrants.....................                                -            65,915


Proceeds and Tax Benefit from Exercise
   of Stock Options....................................                          474,030           117,094


Treasury Shares Purchased..............................                         (475,250)         (239,000)


Stock Issued as Employee Compensation..................                            1,665             1,500

Cash Paid in Lieu of Fractional Shares on
  Three-for-Two Stock Split............................                             (536)                -

Cash Dividends Declared ($0.18 per share
  in 2001 and $0.16 per share in 2000).................                         (371,192)         (320,660)


Other Comprehensive Income.............................                            7,254            (4,295)
                                                                             -----------       -----------


BALANCES AT END OF PERIOD..............................                      $22,771,324       $20,136,201
                                                                             ===========       ===========




                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                   2001                 2000
                                                                                   ----                 ----

Net Income                                                                     $ 1,625,581           $1,410,968
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses...................                     338,800              201,600
                  Depreciation................................                     160,655              138,000
                  Net Realized Gain from Calls of Securities
                     Available for Sale.......................                     (16,897)                   -
                  Net Amortization/Accretion on Securities....                        (829)              (3,414)
                  Federal Home Loan Bank Stock Dividend.......                     (49,700)             (46,000)
                  Changes in:
                           Interest Receivable................                      44,241              (24,026)
                           Other Assets.......................                     (62,851)            (197,486)
                           Other Liabilities..................                     709,133               63,101
                                                                               -----------           ----------

         Net Cash Provided by Operating Activities............                   2,748,133            1,542,743

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities Available for Sale....................                  (8,340,111)          (3,463,950)
Maturities of Securities Available for Sale...................                   1,500,000            6,000,000
Calls of Securities Available for Sale........................                   6,700,000                    -
Net Increase in Loans.........................................                 (16,216,268)         (14,228,039)
Purchase of Premises and Equipment............................                    (135,747)            (210,996)
                                                                               -----------           ----------

         Net Cash Flows Used in Investing Activities..........                 (16,492,126)         (11,902,985)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits......................................                  18,363,846           22,816,215
Net Proceeds from Issuance of Common Stock....................                     475,695              184,509
Cash Paid in Lieu of Fractional Shares in Stock Split.........                        (536)                   -
Purchase of Treasury Shares...................................                    (475,250)            (239,000)
Principal Payments on Federal Home Loan Bank Advances.........                    (375,829)            (249,117)

Maturities of Federal Home Loan Bank Advances.................                           -             (250,000)

Advances from Federal Home Loan Bank..........................                           -            4,000,000
Proceeds from Issuance of Trust Preferred Securities .........                   3,873,283                    -
Repayment of Loans Payable....................................                    (107,153)             (99,160)
Dividends Paid................................................                    (326,414)            (264,906)
                                                                               -----------           ----------

         Net Cash Flows Provided by Financing Activities......                  21,427,642           25,898,541
                                                                               -----------           ----------

         Net Change in Cash and Cash Equivalents..............                   7,683,649           15,538,299
Cash and Cash Equivalents at Beginning of Year................                  34,140,296           11,816,859
                                                                               -----------           ----------
Cash and Cash Equivalents at End of Period....................                 $41,823,945          $27,355,158
                                                                             ==============        ============

Cash Paid During the Period for
         Interest.............................................                 $ 5,210,509          $ 4,185,261
         Income Taxes.........................................                     690,000              800,000

                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at June 30, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United Sates of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 2000, included in its 2000 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 2000 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and the status of contingencies are particularly subject to change.

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



                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                        JUNE 30
                                                     2001           2000          2001           2000
                                                     ----           ----          ----           ----

Weighted average shares for basic EPS              2,066,371     2,004,901      2,063,797     2,001,338
Add dilutive effect of:
   Exercise of Warrants.........................           -        28,329              -        32,127
   Exercise of Stock Options....................      62,759        96,584         68,499        98,131
                                                   ---------     ---------      ---------     ---------
Weighted averages shares for diluted EPS........   2,129,130     2,129,814      2,132,296     2,131,596
                                                   =========     =========      =========     =========

Stock options not considered in computing
   diluted earnings per common share
   because antidilutive.........................      28,138         9,071         34,741         9,071

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

In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. There was no impact to CNBC's financial statements at June 30, 2001.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact CNBC's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. CNBC is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not materially impact CNBC's financial statements.

Certain items in the financial statements have been reclassified to conform with the current presentation.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOANS

Loans were comprised of the following:

                                                                   JUNE 30, 2001         DECEMBER 31, 2000
                                                                   -------------         -----------------

Residential Real Estate Loans....................                  $  23,935,065             $  25,591,579
Real Estate Construction Loans...................                      9,529,661                 6,712,955
Real Estate Investment Loans:
   Commercial Real Estate........................                     60,118,520                55,700,774
   Residential Real Estate.......................                     46,231,018                39,486,711
   Multi-Family Real Estate......................                     16,383,227                15,361,448
Business Loans...................................                     66,508,896                64,487,080
Personal Loans...................................                     13,975,946                13,257,976
                                                                   -------------             -------------
         Subtotal................................                    236,682,333               220,598,523
Allowance for Loan Losses........................                     (2,944,779)               (2,760,000)
Net Deferred Loan Origination Fees and Costs.....                       (424,437)                 (402,874)
                                                                   -------------             -------------

Net Loans........................................                   $233,313,117              $217,435,649
                                                                   =============             =============

Activity in the allowance for loan losses was as follows:

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                               JUNE 30                                 JUNE 30
                                                       2001               2000               2001                  2000
                                                       ----               ----               ----                  ----

Beginning Balance................................    $2,813,311          $2,650,800         $2,760,000         $2,550,000
Loan Loss Provision..............................       150,100             100,800            338,800            201,600
Loans Charged-Off................................       (27,137)                  -           (164,637)                 -
Recoveries on Loans Previously Charged Off.......         8,505                 428             10,616                428
                                                     ----------          ----------         ----------         ----------

Ending Balance...................................    $2,944,779          $2,752,028         $2,944,779         $2,752,028
                                                     ==========          ==========         ==========         ==========

Information regarding nonperforming and impaired loans was as follows:


                                                              JUNE 30, 2001         DECEMBER 31, 2000
                                                              -------------         -----------------

Loans Past Due Over 90 Days
          And Accruing Interest..................           $        16,794          $             -
Nonaccrual Loans.................................                    31,307                  162,699

Impaired Loans with No Allowance
          for Loan Losses Allocated..............           $        31,307          $       297,307
Impaired Loans with Allowance
          for Loan Losses Allocated..............                 1,575,153                  921,027
                                                           ----------------          ---------------
Total............................................           $     1,606,460          $     1,218,334
                                                           ================          ===============

Amount of Allowance for Loan Losses
  Allocated to Impaired Loan Balance.............           $       326,000          $       177,000

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:


                                                              JUNE 30, 2001         DECEMBER 31, 2000
                                                              -------------         -----------------

Interest-bearing Demand..........................               $24,225,325             $  17,726,364
Savings..........................................                76,480,285                71,955,397
Time, Balances Under $100,000....................                38,937,293                41,909,195
Time, Balances $100,000 and Over.................                65,832,904                60,427,580
                                                              -------------              ------------

Total Interest Bearing Deposits..................             $ 205,475,807             $ 192,018,536
                                                              =============             =============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $162,576,000 at June 30, 2001 and $140,775,000 at December 31, 2000. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $53,128,000 at June 30, 2001 and $50,572,000 at December 31, 2000.


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

A summary of the notional amounts of financial instruments with off-balance-sheet risk were as follows:


                                                              JUNE 30, 2001         DECEMBER 31, 2000
                                                              -------------         -----------------

Unadvanced Lines of Credit ......................             $  47,152,000             $  40,587,000
Unadvanced Draw Notes............................                10,927,000                13,572,000
New Loan Commitments:
         Secured by Real Estate..................                14,372,000                14,129,000
         Other...................................                 5,557,000                 5,825,000
Letters of Credit................................                 3,084,000                 3,684,000
Available Lines for Credit Cards.................                 2,215,000                 2,037,000

Commitments to make fixed-rate loans at current market rates, and included above were $4,291,000 at June 30, 2001 with rates ranging from 6.95% to 9.00%, and $820,000 at December 31, 2000, with rates ranging from 8.50% to 10.00%. Also included above at June 30, 2001 are $2,186,000 of one and five-year adjustable rate loans with fixed starting rates ranging from 7.00% to 8.375%. At December 31, 2000, there was $4,404,000 of five-year adjustable rate loans with starting rates ranging from 8.00% to 9.50%.

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

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. CNBC and Commerce National met the requirements of a well capitalized institution as defined above at June 30, 2001 and December 31, 2000. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.

Actual and required capital amounts and ratios are presented below.

                                                                                                                To Be Well
                                                                                                            Capitalized Under
                                                                                       For Capital          Prompt Corrective
                                                             Actual                Adequacy Purposes         Action Provisions
                                                             ------                -----------------        ------------------
                                                       Amount      Ratio           Amount       Ratio      Amount        Ratio
                                                       ------      -----           ------       -----      ------        -----

                                                                             (Dollars in Millions)
JUNE 30, 2001
Total Capital to Risk Weighted Assets
     CNBC..........................................     $29.7        12.6%          $18.8        8.0%       $23.5        10.0%
     Commerce National.............................     $28.9        12.4%          $18.7        8.0%       $23.4        10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC..........................................     $26.7        11.4%           $9.4        4.0%       $14.1         6.0%
     Commerce National.............................     $17.7         7.6%           $9.4        4.0%       $14.0         6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC..........................................     $26.7        10.0%          $10.7        4.0%       $13.4         5.0%
     Commerce National.............................     $17.7         6.6%          $10.7        4.0%       $13.3         5.0%


DECEMBER 31, 2000
Total Capital to Risk Weighted Assets
     CNBC..........................................     $24.2        10.9%          $17.8        8.0%       $22.3        10.0%
     Commerce National.............................     $25.1        11.3%          $17.8        8.0%       $22.2        10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC..........................................     $21.5         9.6%           $8.9        4.0%       $13.4         6.0%
     Commerce National.............................     $16.0         7.2%           $8.9        4.0%       $13.3         6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC..........................................     $21.5         8.5%          $10.1        4.0%       $12.6         5.0%
     Commerce National.............................     $16.0         6.4%          $10.0        4.0%       $12.5         5.0%


In February 2001, CNBC issued $4.0 million of Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary in a private offering. These securities are included in CNBC Bancorp's regulatory capital calculation, however the interest paid is deductible for tax purposes. CNBC injected $2.0 million of the net proceeds into Commerce National in the form of subordinated notes.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at June 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the three and six months ended June 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total assets increased $23.9 million, or 9.1%, to $287.8 million at June 30, 2001. The two largest components of this increase were an increase in cash and cash equivalents of $7.7 million and an increase of $15.9 million in net loans outstanding.

The increase in cash and cash equivalents at June 30, 2001, was due to increased liquidity from strong deposit growth. The cash and cash equivalents balance at June 30, 2001 is slightly higher than historical levels as management has maintained approximately 10% of total assets in cash and cash equivalents to provide adequate liquidity for fluctuations in business customers' lines of credit and demand deposit accounts.

The increase in loans was comprised primarily of a $12.2 million increase in real estate investment loans and a $2.0 million increase in business loans. Average loans outstanding for the six months ended June 30, 2001 were $227.0 million versus $185.2 million for 2000, an increase of 22.5%. The percentage increase in average loans outstanding was greater than the 14.9% experienced during the same period last year.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The primary funding source for the asset growth was an $18.4 million increase in deposit accounts. $6.5 million of this increase was in interest-bearing demand account balances, and resulted from increased balances in a number of title company customers' accounts. Noninterest-bearing and savings deposit balances continue to grow as a result of Commerce National's small business focus and available cash management products for its customers. Certificates of deposit grew $2.4 million, with $2.6 million of growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes with terms generally ranging from 18 months to 3 years.

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net income for the six-month period ended June 30, 2001 was $1,625,581, a 15.2% increase, compared to $1,410,968 during the same period in 2000. The increase in earnings was due to improved net interest income from an increase in loan balances, offset somewhat by increased noninterest expense.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $862,000 for the six-month period ended June 30, 2001, compared to the same period in 2000. The 19.3% increase in net interest income was primarily the result of an increase in average loans outstanding of 22.5% for 2001 compared to 2000. Loan growth was most significant in the business and real estate investment loan categories, which reflects Commerce National's business focus and an expanding local economy. Total interest income during the six-month period ended June 30, 2001 increased 22.7% over the prior year six-month period, compared to a 26.3% increase in total interest expense. The net interest margin for the six months ended June 30, 2001 was 4.21%, compared to 4.37% for the same period in 2000. The primary reason for the decrease in the net interest margin is the interest cost of the Trust Preferred Securities which were issued in February 2001.

PROVISION FOR LOAN LOSSES

The increase in the provision for loan losses of $137,000 for the six months ended June 30, 2001 over the same period in the prior year was due to loan charge-offs incurred during the first half of 2001. Trends in nonperforming and impaired loans have been increasing from the prior year, however impaired loans are still low as a percentage of loans, totaling .68% at June 30, 2001 as compared to .38% at June 30, 2000.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2001 increased $149,000, representing a 65.3% increase over the same period in the prior year. The largest component of this increase was retirement plan administration fee income from CNBC Retirement Services, Inc. ("CRS, Inc."). Effective June 1, 2000, CNBC acquired The Puppel Companies, (renamed CNBC Retirement Services, Inc.,) which is a wholly-owned subsidiary of CNBC. Services provided by CRS, Inc. include investment, administration and accounting services to business retirement plans.

NONINTEREST EXPENSE

Noninterest expense increased $540,000, or 23.0% for the six months ended June 30, 2001 versus the six months ended June 30, 2000. Increases in salaries and benefits of $315,000 accounted for 58.2% of the increase. In addition to normal raises and staff additions, the acquisition of CRS, Inc. in June 2000 added four additional employees.

Professional services increased 58.7%, for the six months ended June 30, 2001 versus the six months ended June 30, 2000. This $46,000 increase was largely a result of consulting fees related to internet banking and testing of Commerce National's computer network system, as well as consulting fees related to CRS, Inc.

Of the $137,000 increase in other expenses, $47,000 represented increased expenditures on direct marketing efforts and $19,000 in additional employee education and training expenses. The remaining increases in expenses were due to CNBC's continued growth.

Federal income tax expense increased $119,000, or 15.9% for the six months ended June 30, 2001 versus the six months ended June 30, 2000. The increase in federal income tax expense was the result of CNBC's increased profitability. CNBC's effective tax rate was 34.8% for the six months ended June 30, 2001 compared to 34.6% for the six months ended June 30, 2000. Taxes paid for the six months ended June 30, 2001 were lower than taxes paid for the same period in 2000 due to the tax benefit related to the exercise of non-qualified stock options in the first half of 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Second quarter income in 2001 was $818,998, a 15.5% increase over the $708,792 for the same period in 2000. The increase in earnings was due to improved net interest income offset somewhat by increased noninterest expense.

NET INTEREST INCOME

Interest income for the second quarter 2001 was $5,256,000, an increase of 16.6% over the same period in 2000. Interest expense for the second quarter 2001 was $2,556,961, an increase of 15.2% over the same period in 2000. The 17.9% increase in net interest income was primarily the result of an increase in average loans outstanding.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

NONINTEREST INCOME

Noninterest income for the three months ended June 30, 2001 increased $105,000, a 107.1% increase over the same period in the prior year. This increase was a result of increased credit card and merchant processing fees, money market mutual fund servicing fees, CRS Inc. fee income and an increase in value of money market mutual funds invested for deferred compensation plans. Effective June 1, 2000, CNBC acquired The Puppel Companies, renamed CNBC Retirement Services, Inc. ("CRS, Inc."), a wholly-owned subsidiary of CNBC.

NONINTEREST EXPENSE

Noninterest expense increased $295,000, or 24.6% for the three months ended June 30, 2001 versus the three months ended June 30, 2000. Increases in salaries and benefits of $113,000 accounted for 38.3% of the increase. In addition to normal raises and staff additions to support CNBC's growth, the acquisition of CRS, Inc. in June 2000 added four additional employees.

Professional services increased 56.0%, for the three months ended June 30, 2001. This $25,000 increase was largely a result of consulting fees related to internet banking and testing of Commerce National's computer network system, as well as consulting fees related to CRS, Inc.

Of the $137,000 increase in other expenses, $35,000 represented increased expenditures on direct marketing efforts and $11,000 in additional employee education and training expenses. The remaining increases in expenses were due to CNBC's continued growth.

Federal income tax expense was up $60,000, or 15.8% for the three months ended June 30, 2001 versus the three months ended June 30, 2000. The increase in federal income tax expense was the result of CNBC's increased profitability.


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

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


At June 30, 2001, Commerce National had $69.1 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. Cash and short-term investments do not include balances due from the Federal Reserve Bank. These sources are detailed as follows:

     Cash and short-term investments                                $ 29,415,000
     Unused borrowing capacity with the Federal Home Loan Bank        29,531,000
     Federal funds lines of credit with other banks                    8,400,000
     Unpledged investment securities                                   1,743,000
                                                                    ------------
     Total                                                          $ 69,089,000
                                                                    ============

Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $47,865,000. No borrowings with the Federal Reserve were outstanding at June 30, 2001.


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

In January 2001, CNBC approved the purchase of up to 75,000 shares of its common stock over the next year to be used for general corporate purposes. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 17,250 shares in the first quarter of 2001 and 8,400 shares in the second quarter of 2001.

In February 2001, CNBC issued $4.0 million of Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary in a private offering. These securities are included in CNBC Bancorp's regulatory capital calculation, however the interest paid is deductible for tax purposes. CNBC injected $2.0 million of the net proceeds into Commerce National in the form of subordinated notes.

On April 24, 2001, CNBC's shareholders approved an increase in its authorized shares from two million to three million which provided the necessary shares for its Board of Directors to approve a three-for-two stock split effected in the form of a 50% stock dividend payable on May 10, 2001. All shares and per share amounts have been restated to reflect the three-for-two stock split.

                                  CNBC BANCORP

                                   FORM 10-QSB
                           Quarter ended June 30, 2001
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1 -       LEGAL PROCEEDINGS:
               -----------------
               There are no matters required to be reported under this item.


Item 2 -       CHANGES IN SECURITIES AND USE OF PROCEEDS:
               -----------------------------------------
               There are no matters required to be reported under this item.


Item 3 -       DEFAULTS UPON SENIOR SECURITIES:
               -------------------------------
               There are no matters required to be reported under this item.


Item 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
               ---------------------------------------------------
               On April 24, 2001 CNBC Bancorp held the Annual Meeting of Shareholders at which shareholders voted upon the election of six directors for a term expiring in 2004. The results of the voting on these matters were as follows:

               NOMINEE                         VOTES FOR         WITHHELD

               Mark S. Corna                   912,474                100
               Donald R. Kenney                911,474              1,100
               David J. Ryan                   913,674                  0
               John A. Romelfanger             913,674                  0
               Judith A. DeVillers             913,674                  0
               Clark Kellogg                   913,674                  0

               The following director's term of office continued after the meeting:

               Loreto V. Canini, Jameson M. Crane, Jr, George A. Gummer, William
               L. Hoy, Thomas D. McAuliffe, Samuel E. McDaniel, Richard F. Ruhl, Peter C. Taub, John A. Tonti, Alan R. Weiler, Michael Wren.

               Other matters submitted to the shareholders, for which the following votes were cast:

               1) Ratification of Crowe, Chizek and Company, LLC as independent auditors for CNBC Bancorp.

               FOR: 908,594   AGAINST: 0  WITHHOLD AUTHORITY: 0  ABSTAIN:  5,080

               2) Amend and restate CNBC's Articles of Incorporation to increase its authorized common shares from two million to three million.

               FOR: 908,044  AGAINST: 0  WITHHOLD AUTHORITY: 350  ABSTAIN: 5,280


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

                                   FORM 10-QSB
                           Quarter ended June 30, 2001
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

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


               (b) A report on Form 8-K was filed May 2, 2001 regarding Other Events. The report addressed CNBC's 3 for 2 stock split to shareholders of record on May 3, 2001.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CNBC BANCORP
                                   ---------------------------------------------
                                   (Registrant)



Date:   AUGUST 14, 2001            /s/ THOMAS D. MCAULIFFE
      --------------------         ---------------------------------------------
                                   (Signature)
                                   Thomas D. McAuliffe
                                   Chairman and President



Date:   AUGUST 14, 2001            /s/ JOHN ROMELFANGER
     ---------------------         ---------------------------------------------
                                   (Signature)
                                   John Romelfanger
                                   Treasurer








--------------------------------------------------------------------------------

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