Form 10QSB
period 2001-09-30
CNBC BANCORP /OH
filed 2001-11-13
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number:  000-28203

                                  CNBC BANCORP
                                  ------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                  31-1478140
---------------------------------     --------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

              100 East Wilson Bridge Road, Worthington, Ohio 43085
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (614) 848-8700
                                 --------------
                           (Issuer's telephone number)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value              2,027,794 common shares outstanding
                                             at October 31, 2001

Transitional Small Business Disclosure Format (check one):
Yes               No      X
      -------         -------

                                  CNBC BANCORP
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ...............................................................    3

       Condensed Consolidated Income Statements.............................................................    4

       Condensed Consolidated Comprehensive Income Statements...............................................    5

       Condensed Consolidated Statements of Changes in
         Shareholders' Equity ..............................................................................    6

       Condensed Consolidated Statements of Cash Flows .....................................................    7

       Notes to the Consolidated Financial Statements ......................................................    8


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................   13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   19

Item 2.  Changes in Securities and Use of Proceeds..........................................................   19

Item 3.  Defaults Upon Senior Securities....................................................................   19

Item 4.  Submission of Matters to a Vote of Security Holders................................................   19

Item 5.  Other Information..................................................................................   19

Item 6.  Exhibits and Reports on Form 8-K...................................................................   19

SIGNATURES   ...............................................................................................   20

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                            SEPTEMBER 30          DECEMBER 31
                                                                2001                 2000
                                                                ----                 ----
ASSETS
Cash and Noninterest-bearing Balances .................   $  11,612,960    $   9,107,952
Interest-bearing Balances .............................         207,107          651,350
Federal Funds Sold ....................................       5,000,000        7,000,000
Money Market Funds ....................................      12,210,228       17,380,994
                                                          -------------    -------------
       Total Cash and Cash Equivalents ................      29,030,295       34,140,296


Securities Available for Sale .........................       7,410,422        7,100,324
Loans, Net ............................................     239,060,876      217,435,649
Premises and Equipment ................................       2,384,999        2,432,078
Accrued Interest Receivable ...........................       1,235,177        1,229,957
Other Assets ..........................................       1,847,622        1,561,468
                                                          -------------    -------------
Total Assets ..........................................   $ 280,969,391    $ 263,899,772
                                                          =============    =============

LIABILITIES
Deposits:
       Noninterest-bearing ............................   $  29,162,345    $  26,856,234
       Interest-bearing ...............................     200,485,788      192,018,536
                                                          -------------    -------------
         Total Deposits ...............................     229,648,133      218,874,770

Borrowings ............................................      23,044,048       22,169,773
Obligated Mandatorily Redeemable Capital Securities
     of Subsidiary Trust ..............................       4,000,000             --
Other Liabilities .....................................       1,160,320        1,345,457
                                                          -------------    -------------
Total Liabilities .....................................     257,852,501      242,390,000



SHAREHOLDERS' EQUITY

Common Stock No Par Value;
       Authorized Shares - 3,000,000
       Issued - 2,084,559 in 2001 and 2,043,087 in 2000      14,483,977       14,030,897
Retained Earnings .....................................       9,499,548        7,521,199
Treasury Stock, 46,310 shares at cost in
     2001 and 3,000 shares at cost in 2000 ............        (911,113)         (60,000)
Accumulated Other Comprehensive Income ................          44,478           17,676
                                                          -------------    -------------
Total Shareholders' Equity ............................      23,116,890       21,509,772
                                                          -------------    -------------
Total Liabilities and Shareholders' Equity ............   $ 280,969,391    $ 263,899,772
                                                          =============    =============


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30                          SEPTEMBER 30
                                                                   2001              2000             2001               2000
                                                                   ----              ----             ----               ----
INTEREST INCOME

         Loans, including Fees.......................         $ 4,898,211        $ 4,544,695       $14,804,726       $12,610,189
         Taxable Securities..........................             111,039            145,738           345,613           418,338
         Money Market Funds..........................             108,610            151,643           423,368           386,137
         Federal Funds Sold..........................              30,157             28,401           176,002            94,613
         Deposits with Banks.........................               9,399             50,342            50,628            86,575
                                                              -----------        -----------       -----------       -----------
Total Interest Income................................           5,157,416          4,920,819        15,800,337        13,595,852

INTEREST EXPENSE

         Deposits ...................................           2,000,021          2,261,472         6,483,059         6,052,944
         Borrowings..................................             440,653            258,226         1,258,597           662,297
                                                              -----------        -----------       -----------       -----------
Total Interest Expense...............................           2,440,674          2,519,698         7,741,656         6,715,241
                                                              -----------        -----------       -----------       -----------

         Net Interest Income.........................           2,716,742          2,401,121         8,058,681         6,880,611

         Provision for Loan Losses...................             130,100            105,800           468,900           307,400
                                                              -----------        -----------       -----------       -----------

Net Interest Income after Provision for Loan Losses..           2,586,642          2,295,321         7,589,781         6,573,211

NONINTEREST INCOME

         Service Charges on Deposits.................              61,247             33,384           157,652           115,295
         Retirement Plan Investment and
                     Administrative Fees.............              61,924             74,558           194,558            94,858
         Net Gains from Calls of Securities..........                 810                  -            17,707                 -
         Other Income................................              40,206             55,913           170,586           181,380
                                                              -----------        -----------       -----------       -----------
Total Noninterest Income.............................             164,187            163,855           540,503           391,533
                                                              -----------        -----------       -----------       -----------


NONINTEREST EXPENSES

         Salaries and Benefits.......................             953,081            807,811         2,805,619         2,345,684
         Occupancy and Equipment, Net................              98,291             87,858           287,639           257,337
         Data Processing.............................              43,582             39,887           131,391           119,211
         Professional Services.......................              59,409             53,647           183,201           131,649
         State Franchise Tax.........................              65,524             42,425           165,352           127,344
         Other Expenses..............................             254,938            226,891           788,468           623,794
                                                              -----------        -----------       -----------       -----------
Total Noninterest Expenses...........................           1,474,825          1,258,519         4,361,670         3,605,019
                                                              -----------        -----------       -----------       -----------
Income Before Income Taxes...........................           1,276,004          1,200,657         3,768,614         3,359,725
Income Tax Expense...................................             443,366            401,800         1,310,395         1,149,900
                                                              -----------        -----------       -----------       -----------
         Net Income..................................          $  832,638         $  798,857       $ 2,458,219       $ 2,209,825
                                                              ===========        ===========       ===========       ===========

EARNINGS PER COMMON SHARE

    Basic    ........................................           $    0.40         $    0 .40         $    1.19         $    1.10
                                                              ===========        ===========       ===========       ===========

  Diluted    ........................................           $    0.39          $    0.37         $    1.16         $    1.04
                                                              ===========        ===========       ===========       ===========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
             CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30                        SEPTEMBER 30
                                                            2001               2000              2001              2000
                                                            ----               ----              ----              ----
Net Income.........................................        $ 832,638        $  798,857        $ 2,458,219       $2,209,825

Other Comprehensive Income (Loss):

Unrealized Holding Gains on
         Securities Available for Sale.............           30,429            49,750             58,316           43,212
Reclassification Adjustments for (Gains)
         Later Recognized in Net Income............             (810)                -            (17,707)               -
                                                           ---------        ----------        -----------       ----------
Net Unrealized Gains...............................           29,619            49,750             40,609           43,212
Tax Expense........................................           10,071            16,915             13,807           14,672
                                                           ---------        ----------        -----------       ----------



         Total Other Comprehensive Income..........           19,548            32,835             26,802           28,540
                                                           ---------        ----------        -----------       ----------

Comprehensive Income...............................        $ 852,186        $  831,692        $ 2,485,021       $2,238,365
                                                           =========        ==========        ===========       ==========







                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30
                                                                           2001                       2000
                                                                           ----                       ----
BALANCES AT BEGINNING OF PERIOD........................              $  21,509,772              $  19,104,679


Net Income...........................................                    2,458,219                  2,209,825


Proceeds from Exercise of Warrants.....................                          -                    112,186


Proceeds and Tax Benefit from Exercise
   of Stock Options....................................                    503,083                    121,164


Treasury Shares Purchased..............................                 (1,010,923)                  (303,000)


Stock Issued as Employee Compensation..................                      1,665                      1,500


Cash Paid in Lieu of Fractional Shares on                                     (536)                         -
  Three-for-Two Stock Split............................


Cash Dividends Declared ($0.18 per share                                  (371,192)                  (320,660)
  in 2001 and $0.16 per share in 2000).................


Other Comprehensive Income.............................                     26,802                     28,540
                                                                     -------------              -------------

BALANCES AT END OF PERIOD..............................              $  23,116,890              $  20,954,234
                                                                     =============              =============


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                      2001                2000
                                                                                      ----                ----
Net Income                                                                     $  2,458,219         $  2,209,825
Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
                  Provision for Loan Losses...................                      468,900              307,400
                  Depreciation................................                      242,390              216,189
                  Net Realized Gain from Calls of Securities
                     Available for Sale.......................                      (17,707)                   -
                  Net Amortization/Accretion on Securities....                        1,381               (8,812)
                  Federal Home Loan Bank Stock Dividend.......                      (74,700)             (46,000)
                  Changes in:
                           Interest Receivable................                       (5,220)            (197,320)
                           Other Assets.......................                     (173,244)            (324,367)
                           Other Liabilities..................                      141,277              197,608
                                                                                    -------              -------

         Net Cash Provided by Operating Activities............                    3,041,296            2,354,523

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities Available for Sale....................                  (12,613,463)          (3,463,950)
Maturities of Securities Available for Sale...................                    1,500,000            6,000,000
Calls of Securities Available for Sale........................                   10,935,000                    -
Net Increase in Loans.........................................                  (22,094,127)         (30,120,688)
Purchase of Premises and Equipment............................                     (195,311)            (335,000)
                                                                               ------------         ------------

         Net Cash Flows Used in Investing Activities..........                  (22,467,901)         (27,919,638)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits......................................                   10,773,363           34,383,717
Net Proceeds from Issuance of Common Stock....................                      504,748              234,850
Cash Paid in Lieu of Fractional Shares in Stock Split.........                         (536)                   -
Purchase of Treasury Shares...................................                   (1,010,923)            (303,000)
Principal Payments on Federal Home Loan Bank Advances.........                     (439,245)            (355,623)
Maturities of Federal Home Loan Bank Advances.................                   (1,000,000)            (750,000)
Advances from Federal Home Loan Bank..........................                    4,000,000            6,100,000
Proceeds from Issuance of Trust Preferred Securities .........                    3,873,283                    -
Repayment of Loans Payable....................................                   (1,686,480)            (149,567)
Dividends Paid................................................                    (697,606)             (585,566)
                                                                               ------------         ------------


         Net Cash Flows Provided by Financing Activities......                   14,316,604           38,574,811
                                                                               ------------         ------------

         Net Change in Cash and Cash Equivalents..............                   (5,110,001)          13,009,696
Cash and Cash Equivalents at Beginning of Year................                   34,140,296           11,816,859
                                                                               ------------         ------------
Cash and Cash Equivalents at End of Period....................                 $ 29,030,295         $ 24,826,555
                                                                               ============         ============

Cash Paid During the Period for
         Interest.............................................                  $ 7,789,172         $  6,668,825
         Income Taxes.........................................                    1,140,000            1,200,000

                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at September 30, 2001 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 2000, included in its 2000 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 2000 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

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

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30             SEPTEMBER 30
                                              2001        2000         2001        2000
                                              ----        ----         ----        ----
Weighted average shares for basic EPS ...   2,056,609   2,003,775   2,061,374   2,002,157
Add dilutive effect of:
   Exercise of Warrants .................        --        25,806        --        29,932
   Exercise of Stock Options ............      64,840      96,160      65,829      97,567
                                            ---------   ---------   ---------   ---------
Weighted averages shares for diluted EPS    2,121,449   2,125,741   2,127,203   2,129,656
                                            =========   =========   =========   =========

Stock options not considered in computing
   diluted earnings per common share
   because antidilutive .................       9,908       9,071      10,283       9,071

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


NOTE 2 - LOANS

Loans were comprised of the following:

                                                             SEPTEMBER 30, 2001        DECEMBER 31, 2000
                                                             ------------------        -----------------
Residential Real Estate Loans........................         $      23,143,683            $ 25,591,579
Real Estate Construction Loans.......................                 11,582,388              6,712,955
Real Estate Investment Loans:........................
   Commercial Real Estate ...........................                 64,052,713             55,700,774
   Residential Real Estate...........................                 48,343,327             39,486,711
   Multi-Family Real Estate .........................                 16,102,928             15,361,448
Business Loans ......................................                 65,955,940             64,487,080
Personal Loans ......................................                 13,432,570             13,257,976
                                                              ------------------       ----------------
         Subtotal...................................                 242,613,549            220,598,523
Allowance for Loan Losses ...........................                 (3,080,481)            (2,760,000)
Net Deferred Loan Origination Fees and Costs.........                   (472,192)              (402,874)
                                                              -------------------      ----------------

Net Loans............................................         $      239,060,876           $217,435,649
                                                              ==================       ================

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOANS  (CONTINUED)

Activity in the allowance for loan losses was as follows:

                                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             SEPTEMBER 30                            SEPTEMBER 30
                                                       2001               2000               2001                  2000
                                                       ----               ----               ----                  ----
Beginning Balance................................    $2,944,779         $ 2,752,028          $ 2,760,000    $   2,550,000
Loan Loss Provision..............................       130,100             105,800              468,900          307,400
Loans Charged-Off................................             -            (252,661)            (164,637)        (252,661)
Recoveries on Loans Previously Charged-Off.......         5,602              19,000               16,218           19,428
                                                     ----------         -----------          -----------    -------------
Ending Balance...................................    $3,080,481         $ 2,624,167          $ 3,080,481    $   2,624,167
                                                     ==========         ===========          ===========    =============

Information regarding nonperforming and impaired loans was as follows:

                                                               SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                               ------------------         -----------------
Loans Past Due Over 90 Days
          And Accruing Interest..................                  $    19,338               $        -
Nonaccrual Loans.................................                       31,307                  162,699
Impaired Loans with No Allowance
          for Loan Losses Allocated..............                  $    42,197               $  297,307
Impaired Loans with Allowance
          for Loan Losses Allocated..............                    1,371,501               $  921,027
                                                                   -----------               ----------
Total............................................                  $ 1,413,698               $1,218,334
                                                                   ===========               ==========
Amount of Allowance for Loan Losses
  Allocated to Impaired Loan Balances............                  $   300,000               $  177,000


NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                                            SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                            ------------------         -----------------
Interest-bearing Demand..........................           $    21,979,686           $    17,726,364
Savings..........................................                73,297,117                71,955,397
Time, Balances Under $100,000....................                38,704,858                41,909,195
Time, Balances $100,000 and Over.................                66,504,127                60,427,580
                                                            ---------------           ---------------
Total Interest Bearing Deposits..................           $   200,485,788           $   192,018,536
                                                            ===============           ===============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $152,921,000 at September 30, 2001 and $140,775,000 at December 31, 2000. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $58,912,000 at September 30, 2001 and $50,572,000 at December 31, 2000.

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

A summary of the notional amounts of financial instruments with off-balance-sheet risk were as follows:

                                                           SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                           ------------------         -----------------
Unadvanced Lines of Credit ......................            $   51,122,000             $  40,587,000
Unadvanced Draw Notes............................                 9,972,000                13,572,000
New Loan Commitments:
         Secured by Real Estate..................                10,997,000                14,129,000
         Other...................................                 4,820,000                 5,825,000
Letters of Credit................................                 1,556,000                 3,684,000
Available Lines for Credit Cards.................                 2,032,000                 2,037,000

Commitments to make fixed-rate loans at current market rates, and included above were $3,569,000 at September 30, 2001 with rates ranging from 6.95% to 8.50%, and $820,000 at December 31, 2000, with rates ranging from 8.50% to 10.00%. Also included above at September 30, 2001 are $5,438,000 of one and five-year adjustable rate loans with fixed starting rates ranging from 7.25% to 8.90%. At December 31, 2000, there was $4,404,000 of five-year adjustable rate loans with starting rates ranging from 8.00% to 9.50%.


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

The prompt corrective action regulations provide five regulatory capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. These terms are not intended to represent overall financial condition. CNBC and Commerce National met the requirements of a well capitalized institution as defined above at September 30, 2001 and December 31, 2000. If Commerce National's capital classification were to change to adequately capitalized, it would need to obtain regulatory approval to continue to accept brokered deposits.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Actual and required capital amounts and ratios are presented below.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                    For Capital             Prompt Corrective
                                                            Actual                Adequacy Purposes         Action Provisions
                                                            ------                -----------------        ------------------
                                                       Amount      Ratio           Amount       Ratio      Amount        Ratio
                                                       ------      -----           ------       -----      ------        -----
                                                                             (Dollars in Millions)
SEPTEMBER 30, 2001
Total Capital to Risk Weighted Assets
     CNBC..........................................     $30.0        13.3%          $17.9        8.0%       $22.4        10.0%
     Commerce National.............................     $28.7        12.8%          $17.9        8.0%       $22.3        10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC..........................................     $27.1        12.1%           $9.0        4.0%       $13.5         6.0%
     Commerce National.............................     $20.5         9.2%           $8.9        4.0%       $13.4         6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC..........................................     $27.1         9.8%          $11.0        4.0%       $13.8         5.0%
     Commerce National.............................     $20.5         7.5%          $11.0        4.0%       $13.7         5.0%

DECEMBER 31, 2000
Total Capital to Risk Weighted Assets
     CNBC..........................................     $24.2        10.9%          $17.8        8.0%       $22.3        10.0%
     Commerce National.............................     $25.1        11.3%          $17.8        8.0%       $22.2        10.0%
Tier 1 (Core) Capital to Risk Weighted Assets
     CNBC..........................................     $21.5         9.6%           $8.9        4.0%       $13.4         6.0%
     Commerce National.............................     $16.0         7.2%           $8.9        4.0%       $13.3         6.0%
Tier 1 (Core) Capital to Average Assets
     CNBC..........................................     $21.5         8.5%          $10.1        4.0%       $12.6         5.0%
     Commerce National.............................     $16.0         6.4%          $10.0        4.0%       $12.5         5.0%


In February 2001, CNBC issued $4.0 million of 10.20% Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary in a private offering. CNBC's capital securities may be redeemed by CNBC, in whole or in part, at CNBC's option commencing February 22, 2011 at a redemption price of 105.10% of the outstanding principal amount and, thereafter, at a premium which declines annually. On or after February 22, 2021, the securities may be redeemed at face value. These securities are included in CNBC Bancorp's regulatory capital calculation, however they are classified as debt on the balance sheet and the interest paid is deductible for tax purposes. CNBC injected $2.0 million of the net proceeds into Commerce National in the form of subordinated notes.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at September 30, 2001, compared to December 31, 2000, and the consolidated results of operations for the three and nine months ended September 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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

FINANCIAL CONDITION

Total assets increased $17.1 million, or 6.5%, to $281.0 million at September 30, 2001. The two largest components of this increase were an increase of $21.6 million in net loans outstanding offset by a decrease in cash and cash equivalents of $5.1 million.

The decrease in cash and cash equivalents at September 30, 2001, was due to decreased liquidity from strong loan growth, especially during the last week of the quarter. For the nine-month period ended September 30, 2001, average loan growth also exceeded average deposit growth by approximately 2%, due to strong growth in real estate investment loans. The cash and cash equivalents balance at September 30, 2001 approximates historical levels as management has maintained approximately 10% of total assets in cash and cash equivalents to provide adequate liquidity for fluctuations in business customers' lines of credit and demand deposit accounts.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The increase in loans was comprised primarily of an $18.0 million increase in real estate investment loans, which includes owner-occupied commercial real estate. With the historical low rate environment that we have been in, the local investment real estate market for refinancing and purchases remains strong. Average loans outstanding for the nine months ended September 30, 2001 were $230.8 million versus $190.6 million for the same period in 2000, an increase of 21.1%. The percentage increase in average loans outstanding for 2001 was greater than the 16.8% growth in average loans outstanding for the nine months ending September 30, 2000. Management believes opportunities are good for continued growth due to Commerce National's small business focus, commitment to service, and a diversified local economy.

The quality of the loan portfolio remains strong. Net loan charge-offs during the first nine months of 2001 totaled $148,419, or .06% of average total loans, while net loan charge-offs during the first nine months of 2000 totaled $233,233 or .12% of average total loans. Management places a strong emphasis on loan underwriting and loan review procedures, which in part is reflected in CNBC's loan charge-off and delinquency ratios.

The primary funding source for the loan growth was a $10.8 million increase in deposit accounts. Average deposits outstanding for the nine months ended September 30, 2001 were $220.8 million versus $185.9 million for 2000, an increase of 18.8%. $4.3 million of the increase was in interest-bearing demand account balances, and resulted from increased balances in a number of title company customers' accounts. Noninterest-bearing and savings deposit balances continue to grow as a result of Commerce National's small business focus and available cash management products for its customers. Certificates of deposit ("CDs") grew $2.9 million in total, with brokered CDs growing $8.3 million and other CDs decreasing $5.4 million. The brokered deposits are achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes, with terms generally ranging from 18 months to 3 years. These out-of-area deposits are utilized to support CNBC's growth, and are generally offered at similar rates paid on new certificates of deposit issued to local jumbo customers.

In February 2001, CNBC participated in a pooled transaction involving the issuance of Trust Preferred Securities. These securities carry a tax-deductible interest rate of 10.2% (6.66% net of tax) and qualify for inclusion in Tier 1 capital for regulatory capital adequacy purposes. A total of $4.0 million in securities was issued, resulting in $3.9 million in net proceeds to CNBC. CNBC immediately injected $2.0 million of the proceeds into Commerce National as subordinated debentures. Remaining proceeds are being used for general corporate purposes including the funding needs for a stock repurchase program for up to 75,000 shares, which was approved by the CNBC Bancorp board in January 2001. During 2001, CNBC repurchased 51,700 shares at a total cost of $1,010,923. The repurchase of shares for the nine months ended September 30, 2001 resulted in a decrease of weighted average shares outstanding and therefore increased diluted earnings per share by approximately $.02.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net income for the nine-month period ended September 30, 2001 was $2,458,219, an 11.2% increase, compared to $2,209,825 during the same period in 2000. The increase in earnings was due to improved net interest income from an increase in loan balances, offset somewhat by increased provision for loan losses and noninterest expense.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $1,178,000 for the nine-month period ended September 30, 2001, compared to the same period in 2000. The 17.1% increase in net interest income was primarily the result of an increase in average loans outstanding of 21.1% for 2001 compared to 2000. Loan growth was most significant in the business and real estate investment loan categories. Total interest income during the nine-month period ended September 30, 2001 increased 16.2% over the prior year nine-month period, compared to a 15.3% increase in total interest expense. For the first nine months of 2001, CNBC's yield on interest-earning assets and cost of interest-bearing liabilities fell by the same amount, resulting in a 3.40% interest rate spread, which was unchanged from the year ended December 31, 2000. However, CNBC's net interest margin decreased in this declining interest rate environment due to average interest-earning assets exceeding interest-bearing liabilities by $41.7 million. The net interest margin for the nine months ended September 30, 2001 was 4.17%, compared to 4.32% for the same period in 2000. CNBC's yield on interest-earning assets was aided by $86,000 in prepayment penalty fees. A portion of the decrease in the net interest margin is directly related to a higher percentage of CNBC's funding sources in certificates of deposit and borrowings, which carry a higher interest cost. In February 2001, CNBC issued $4.0 million of Obligated Mandatorily Redeemable Capital Securities at an interest cost of 10.20%.

PROVISION FOR LOAN LOSSES

The increase in the provision for loan losses of $161,500 for the nine months ended September 30, 2001 over the same period in the prior year reflects a higher average volume of loans outstanding and a deteriorating economic environment in 2001. Nonperforming and impaired loans have also increased slightly from December 31, 2000, however are still relatively low as a percentage of loans, totaling .60% at September 30, 2001 as compared to .62% at December 31, 2000. Specific allocations on these loans have increased to $300,000 at September 30, 2001. The allowance for loan losses as a percentage of total loans outstanding as of September 30, 2001 was 1.27% as compared to 1.25% at December 31, 2000.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2001 increased $149,000, representing a 38.0% increase over the same period in the prior year. The largest component of this increase was the recording of nine months of revenues in 2001 from CNBC Retirement Services, Inc. ("CRS, Inc.") versus only four months in 2000. Effective June 1, 2000, CNBC acquired The Puppel Companies, (renamed CNBC Retirement Services, Inc.,) which is a wholly-owned subsidiary of CNBC. Services provided by CRS, Inc. include investment, administration and accounting services to business retirement plans.

NONINTEREST EXPENSE

Noninterest expense increased $757,000, or 21.0%, for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. Increases in salaries and benefits of $460,000 accounted for 60.8% of the increase. In addition to normal raises and staff additions to support Commerce National's growth, the acquisition of CRS, Inc. in June 2000 added four employees.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Professional services increased 39.2% for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. This $52,000 increase was largely a result of consulting fees related to internet banking and audit testing of Commerce National's computer network system, as well as consulting fees related to CRS, Inc.

Of the $165,000 increase in other expenses, $35,000 represented increased expenditures on direct marketing efforts and $26,000 in additional employee education and training expenses. The remaining increases in expenses were due to CNBC's continued growth. CNBC's efficiency ratio, computed by dividing noninterest expenses by net interest income plus noninterest income, was 50.7% for the nine months ended September 30, 2001 as compared to 49.6% for the same period ended September 30, 2000.

Federal income tax expense increased $160,000, or 14.0%, for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000. The increase in federal income tax expense was the result of CNBC's increased profitability. CNBC's effective tax rate was 34.8% for the nine months ended September 30, 2001 compared to 34.2% for the nine months ended September 30, 2000. Taxes paid for the nine months ended September 30, 2001 were lower than taxes paid for the same period in 2000 due to the tax benefit related to the exercise of non-qualified stock options in the first nine months of 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Third quarter net income in 2001 was $832,638, a 4.2% increase over the $798,857 for the same period in 2000. The increase in earnings was due to improved net interest income offset by increased provision for loan losses and noninterest expense. The small increase in overall income, as compared to historical quarterly increases, is primarily the result of salaries and benefits expense increasing 18.0% while net interest income grew 13.1%. The increase in personnel costs is expected to provide us the resources to continue to grow in the future.

NET INTEREST INCOME

Interest income for the third quarter 2001 was $5,157,000, an increase of 4.8% over the same period in 2000. Interest expense for the third quarter 2001 was $2,441,000, a decrease of 3.1% over the same period in 2000. The decline in interest expense for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is due to the decline in average interest rates, which exceeded the impact of the growth in liabilities. The 13.1% increase in net interest income was primarily the result of an increase in average loans outstanding. For the three months ended September 30, 2001, CNBC's yield on interest-earning assets and cost of interest-bearing liabilities fell by approximately the same amount, resulting in a 3.29% interest rate spread. However, CNBC's net interest margin decreased in this declining interest rate environment due to average interest-earning assets exceeding interest-bearing liabilities by $46.9 million. The net interest margin for the three months ended September 30, 2001 was 4.08%, compared to 4.25% for the same period in 2000. A portion of the decrease in the net interest margin is directly related to a higher percentage of CNBC's funding sources in certificates of deposit and borrowings, which carry a higher interest cost. In February 2001, CNBC issued $4.0 million of Obligated Mandatorily Redeemable Capital Securities at an interest cost of 10.20%.

PROVISION FOR LOAN LOSSES

The increase in the provision for loan losses of $24,300, or 23.0%, for the three months ended September 30, 2001 over the same period in the prior year primarily reflects a worsening economic trend in 2001.

NONINTEREST EXPENSE

Noninterest expense increased $216,000, or 17.2%, for the three months ended September 30, 2001 versus the three months ended September 30, 2000. Increases in salaries and benefits of $145,000 accounted for 67.2% of the increase. The increase was due to normal raises and staff additions to support Commerce National's growth.

Federal income tax expense was up $42,000, or 10.3%, for the three months ended September 30, 2001 versus the three months ended September 30, 2000. The increase in federal income tax expense was the result of CNBC's increased profitability.

LIQUIDITY

CNBC's objective in managing liquidity is to maintain the ability to meet the cash flow needs of its customers, such as new loans or deposit withdrawals, as well as its own financial commitments. The principal sources of liquidity are money market mutual funds, federal funds sold, cash and deposits with banks, securities available for sale, new deposit accounts and loan principal payments. Along with its liquid assets, CNBC has additional sources of liquidity available to ensure that adequate funds are available as needed. These sources include, but are not limited to, the sale of loan participations to other financial institutions, the purchase of federal funds and borrowing from the Federal Home Loan Bank or Federal Reserve Bank. Management believes that it has the capital adequacy, profitability and reputation to meet its current and foreseeable liquidity needs.

At September 30, 2001, Commerce National had $49.9 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. Cash and short-term investments do not include balances due from the Federal Reserve Bank. These sources are detailed as follows:

      Cash and short-term investments                            $ 17,920,000
      Unused borrowing capacity with the Federal Home Loan Bank    22,359,000
      Federal funds lines of credit with other banks                8,400,000
      Unpledged investment securities                               1,246,000
                                                                 ------------
      Total                                                      $ 49,925,000
                                                                 ============

Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $49,340,000. Commerce National has never borrowed from the discount window and therefore, no borrowings with the Federal Reserve were outstanding at September 30, 2001.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


CAPITAL RESOURCES

CNBC and Commerce National are both subject to regulatory capital requirements. These requirements measure capital levels utilizing three different calculations. Based on these calculations, CNBC and Commerce National are assigned to a capital category which, among other things, dictates certain business practices of the organization and the level of Commerce National's FDIC insurance premiums. The capital category also determines which process is followed in obtaining regulatory approvals necessary for branch applications, mergers and similar transactions. CNBC's capital requirements are measured on a combined basis with Commerce National and CRS, Inc., using consolidated totals. Commerce National is measured independently. As of December 31, 2000, CNBC and Commerce National were classified in the "well capitalized" category. It is management's policy to manage the growth of Commerce National and provide for the appropriate capital resources that will result in Commerce National maintaining its classification as a "well capitalized" institution. Similarly, it is management's policy to maintain the classification of CNBC as either "adequately capitalized" or "well capitalized." For further information on capital requirements, including actual ratios, see Note 5 to the CNBC Bancorp Consolidated Financial Statements included in this report.

In January 2001, CNBC approved the purchase of up to 75,000 shares of its common stock over the next year to be used for general corporate purposes. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 17,250 shares in the first quarter of 2001, 8,400 shares in the second quarter of 2001 and 26,050 in the third quarter of 2001.

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

In September 2001, Commerce National paid-off $2.9 million of Subordinated Notes held by CNBC. CNBC then injected $2.0 million of the proceeds into Commerce National as capital and used the remaining proceeds to pay-off borrowings from another financial institution. This capital injection effectively increased Tier One capital of Commerce National by $2.0 million, and decreased total capital by $.9 million.

                                  CNBC BANCORP
                                   FORM 10-QSB
                        Quarter ended September 30, 2001
                           PART II - OTHER INFORMATION

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

                    (3) Exhibit 10.1 - Employment Agreement dated as of March 1, 1998 as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe. Reference is made to Exhibit 10.1 to Form 10-QSB dated September 30, 1999.

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

                    (7) Exhibit 10.5 - CNBC Bancorp 1999 Stock Option Plan. Reference is made to Exhibit 10.5 to Form 10-QSB dated September 30, 1999.

                    (8) Exhibit 10.6 - Employment Agreement dated as of September 1, 2000, by and between and among Commerce National Bank, CNBC Bancorp and John A. Romelfanger. Reference is made to Exhibit 10.6 to Form 10-QSB dated September 30, 2000.

                    (9) Exhibit 10.7 - Employment Agreement dated as of September 1, 2000, by and between and among CNBC Retirement Services, Inc., CNBC Bancorp and Dennis D. Puppel. Reference is made to Exhibit 10.7 to Form 10-QSB dated September 30, 2000.

               (b) No current reports on Form 8-K were filed by the small business issuer during this quarter ended September 30, 2001.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CNBC BANCORP
                                           -------------------------------------
                                           (Registrant)




Date:   NOVEMBER 13, 2001                  /S/ THOMAS D. MCAULIFFE
      -----------------------              -------------------------------------
                                           (Signature)
                                           Thomas D. McAuliffe
                                           Chairman and President



Date:   NOVEMBER 13, 2001                  /S/ JOHN ROMELFANGER
     ------------------------              -------------------------------------
                                           (Signature)
                                           John Romelfanger
                                           Treasurer


--------------------------------------------------------------------------------

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

         10.1            Employment Agreement dated as of March 1, 1998          Reference is made to Exhibit 10.1 to
                         as amended and restated effective December 31, 1998     Form 10-QSB dated September 30, 1999,
                         by and between and among Commerce National Bank,        which exhibit is incorporated herein
                         CNBC Bancorp and Thomas D. McAuliffe                    by reference


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

         10.5            CNBC Bancorp 1999 Stock Option Plan                     Reference is made to Exhibit 10.5 to
                                                                                 Form 10-QSB dated September 30, 1999,
                                                                                 which exhibit is incorporated herein
                                                                                 by reference

         10.6            Employment Agreement dated as of September 1, 2000      Reference is made to Exhibit 10.6 to
                         by and between and among Commerce National Bank,        Form 10-QSB dated September 30,
                         CNBC Bancorp and John A. Romelfanger                    2000, which exhibit is incorporated
                                                                                 herein by reference

         10.7            Employment Agreement dated as of September 1, 2000      Reference is made to Exhibit 10.7 to
                         by and between and among CNBC Retirement Services,      Form 10-QSB dated September 30,
                         Inc., CNBC Bancorp and Dennis D. Puppel                 2000, which exhibit is incorporated
                                                                                 herein by reference