Form 10KSB40
period 2001-12-31
CNBC BANCORP /OH
filed 2002-03-22
CIK 1050078

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the transition period from .................... to ................

         Commission File No.:  000-28203

                                  CNBC BANCORP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

OHIO                                                                             31-1478140
----                                                                             ----------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

100 EAST WILSON BRIDGE ROAD, WORTHINGTON, OHIO                                   43085
----------------------------------------------                                   -----
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenue for the year ended December 31, 2001 was $21,510,423.

At February 28, 2002, there were 2,018,000 issued and outstanding shares of the issuer's no par value common stock.

The aggregate market value of the voting stock held by non affiliates of the issuer as of February 28, 2002, was $23,850,064.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 CNBC Bancorp Annual Report to Shareholders are incorporated into Part I, Item 1 and Part II, Items 5, 6, and 7.

Portions of the Definitive Proxy Statement of CNBC Bancorp dated March 21, 2002 and Notice of Annual Meeting of Shareholders to be held on April 23, 2002, are incorporated into Part III, Items 9, 10, 11 and 12.



________________________________________________________________________________

                                  CNBC BANCORP

                                      INDEX

                                   FORM 10-KSB

PART I
------
       ITEM   1.  Description of Business..........................................................    3

       ITEM   2.  Description of Property..........................................................   11

       ITEM   3.  Legal Proceedings................................................................   11

       ITEM   4.  Submission of Matters to a Vote of Security Holders..............................   11


PART II
-------
       ITEM   5.  Market for Common Equity and Related Shareholder Matters.........................   11

       ITEM   6.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................   11

       ITEM   7.  Financial Statements.............................................................   11

       ITEM   8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..............................................   12


PART III
--------
       ITEM   9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act................................   12

       ITEM 10.   Executive Compensation...........................................................   12

       ITEM 11.   Security Ownership of Certain Beneficial Owners and Management...................   12

       ITEM 12.   Certain Relationships and Related Transactions...................................   12

       ITEM 13.   Exhibits and Reports on Form 8-K.................................................   12


Signatures.........................................................................................   14


PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS

Information required by this section is found in CNBC Bancorp's 2001 Annual Report to Shareholders on Page 3, incorporated herein by reference.

SUPERVISION AND REGULATION

The Bank Holding Company Act. As a bank holding company, CNBC Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Under the BHCA, CNBC Bancorp is subject to periodic examination by the Federal Reserve Board and required to file periodic reports regarding its operations and any additional information that the Federal Reserve Board may require.

The BHCA generally limits the activities of a bank holding company to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in any other activities that the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident to those activities. In addition, the BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board prior to acquiring substantially all the assets of any bank, acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or merging or consolidating with another bank holding company.

Gramm-Leach-Bliley Act. In November, 1999 the Gramm-Leach-Bliley Act of 1999 (GLB Act) went into effect making substantial revisions to statutory restrictions separating banking activities from other financial activities. Under the GLB Act., bank holding companies that are well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating can elect to become "financial holding companies." Financial holding companies may engage in or acquire companies that engage in a broad range of financial services which were previously not permitted, such as insurance underwriting, securities underwriting and distribution.

The GLB Act adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. CNBC Bancorp filed an election with the Federal Reserve on March 27, 2000, to become a financial holding company. This election was effective on April 27, 2000.

The GLB Act contains extensive provisions on a customer's right to privacy of non-public personal information. Under these provisions, a financial institution must provide to its customers the institution's policies and procedures regarding the handling of customers' non-public personal information. Except in certain cases, an institution may not provide personal information to unaffiliated third parties unless the institution discloses that such information may be disclosed and the customer is given the opportunity to opt out of such disclosure. Commerce National Bank and CNBC Bancorp are also subject to certain state laws that deal with the use and distribution of non-public personal information.

One possible consequence of the GLB Act may be increased competition from financial services companies that will be permitted to provide many types of financial services to customers.

Interstate Banking and Branching. Prior to enactment of the Interstate Banking and Branch Efficiency Act of 1995, CNBC Bancorp would not have been able to acquire banks outside Ohio, unless the laws of the state in which the target bank was located specifically authorized the transaction. The Interstate Banking and Branch Efficiency Act has eased restrictions on interstate expansion and consolidation of banking operations by, among other things: (i) permitting interstate bank acquisitions regardless of host state laws, (ii) permitting interstate merger of banks unless specific states have opted out of this provision and (iii) permitting banks to establish new branches outside the state provided the law of the host state specifically allows interstate bank branching.

OCC & FDIC REGULATION. As a national bank, Commerce National Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. It is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

Under regulations promulgated by the OCC, Commerce National Bank may not declare a dividend in excess of its undivided profits. Additionally, Commerce National Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of it's retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the OCC. Commerce National Bank may not declare or pay any dividend if, after making the dividend, Commerce National Bank would be "undercapitalized," as defined in the federal regulations.

The FDIC is an independent federal agency which insures the deposits of federally-insured banks and savings associations up to certain prescribed limits and safeguards the safety and soundness of financial institutions. The deposits of Commerce National Bank are subject to the deposit insurance assessments of the Bank Insurance Fund of the FDIC. Under the FDIC's deposit insurance assessment system, the assessment rate for any insured institution may vary according to regulatory capital levels of the institution and other factors such as supervisory evaluations.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that poses a serious threat to the insurance fund and may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may also terminate the deposit insurance of any institution that has engaged in or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, order or condition imposed by the FDIC.

CAPITAL GUIDELINES. The Federal Reserve Board has adopted risk-based capital guidelines to evaluate the adequacy of capital of bank holding companies and state member banks. The guidelines involve a process of assigning various risk weights to different classes of assets, then evaluating the sum of the risk-weighted balance sheet structure against the holding company's capital base. Failure to meet capital guidelines could subject a banking institution to various penalties, including termination of FDIC deposit insurance. [Commerce National Bank had risk-based capital ratios above minimum requirements at December 31, 2001].

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires depository institutions to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. Under this Act, each institution is required to adopt a statement for each of its marketing areas describing the depository institution's efforts to assist in its community's credit needs. Depository institutions are periodically examined for compliance and assigned ratings. Banking regulators consider these ratings when considering approval of a proposed transaction by an institution.

In addition, Commerce National Bank is subject to federal regulations regarding such matters as reserves, limitations on the nature and amount of loans and investments, issuance or retirement of its own securities, limitations on the payment of dividends and other aspects of banking operations.

EFFECTS OF GOVERNMENT MONETARY POLICY

The earnings of Commerce National Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including Commerce National Bank, and are expected to continue to do so in the future.

FUTURE REGULATORY UNCERTAINTY

Federal regulation of financial institutions changes regularly and is the subject of constant legislative debate. Further regulations may arise from the events of September 11, 2001, such as the USA Patriot Act of 2001 which grants law enforcement officials greater powers over financial institutions to combat terrorism and money laundering. As a result, CNBC Bancorp cannot forecast how federal regulation of financial institutions may change in the future or its impact on CNBC Bancorp's operations.


The following section contains certain financial disclosures related to the issuer as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures by Bank Holding Companies", or a specific reference as to the location of the required disclosures in CNBC Bancorp's 2001 Annual Report to Shareholders, portions of which are incorporated in this Form 10-KSB by reference.

STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A & B. The average balance sheet information and the related analysis of net interest earnings for the years ended December 31, 2001, 2000, and 1999 can be found on page 4 of CNBC Bancorp's 2001 Annual Report to Shareholders and is incorporated into this Item I by reference.

C. Tables setting forth the effect of volume and rate changes on interest income and expense for the years ended December 31, 2001 and 2000 can be found on page 5 of CNBC Bancorp's 2001 Annual Report to Shareholders and is incorporated into this Item I by reference.

II.  INVESTMENT PORTFOLIO

During 2001, 2000 and 1999, CNBC maintained an average loan to deposit ratio in excess of 95%. As a result, CNBC's reliance on its securities portfolio as a primary income source is lower relative to other financial companies similar in size. Management stresses safety and liquidity with respect to its investment decisions. CNBC has maintained its portfolio in U.S. Treasury and other agencies of the U.S. government with maturities of less than three years. Management foresees no significant change in its philosophy of safety and liquidity to foster adequate liquidity for loan demand and unforeseen deposit withdrawal needs.


A. The following table sets forth certain information regarding the amortized cost and fair value of CNBC's debt and equity securities at the dates indicated.

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                         2001                      2000                      1999
                                               ----------------------    ----------------------   -------------------------
                                               AMORTIZED                 AMORTIZED                AMORTIZED
                                                 COST      FAIR VALUE      COST      FAIR VALUE      COST       FAIR VALUE
                                                 ----      ----------      ----      ----------      ----       -----------
                                                                          (DOLLARS IN THOUSANDS)
Available for sale
Debt securities:
   U.S. Treasury and Agency
       Obligations.......................        $ 5,482      $ 5,538      $ 5,430      $ 5,456      $ 9,494        $9,462
Equity securities:
   Federal Reserve Bank stock............            331          331          272          272          272           272
   FHLB stock............................          1,467        1,467        1,372        1,372        1,276         1,276
                                                 -------      -------      -------      -------      -------       -------
   Total equity securities...............          1,798        1,798        1,644        1,644        1,548         1,548
                                                 -------      -------      -------      -------      -------       -------
   Total securities available for sale...        $ 7,280      $ 7,336      $ 7,074      $ 7,100      $11,042       $11,010
                                                 =======      =======      =======      =======      =======       =======

B. The following table sets forth information regarding scheduled maturities, fair value and weighted average yields of CNBC's debt and equity securities at December 31, 2001. The weighted average yield has been computed using the historical amortized cost for securities available for sale.

                                                    ONE YEAR      ONE THROUGH         EQUITY
                                                     OR LESS       FIVE YEARS        SECURITIES     TOTAL
                                                    --------      -----------        ----------    ------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury and Agency Obligations....             $1,513           $4,025          $    0       $5,538

Equity securities.......................                  0                0           1,798        1,798
                                                     ------           ------          ------       ------

Total securities........................             $1,513           $4,025          $1,798       $7,336
                                                     ======           ======          ======       ======

Percent of total........................              20.62%           54.87%          24.51%      100.00%

Weighted average yield..................               4.81%            4.51%           5.59%        4.83%


C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies of the U.S. government, there were no investments in securities of any one issuer which exceeded 10% of the consolidated shareholder's equity of CNBC at December 31, 2001.


III.  LOAN PORTFOLIO

A. The following table presents a summary of CNBC's loan portfolio by category for each of the last five years.

                                 2001                2000                1999                1998               1997
                                 ----                ----                ----                ----               ----
                                    PERCENT             PERCENT              PERCENT            PERCENT              PERCENT
                           AMOUNT   OF TOTAL   AMOUNT   OF TOTAL    AMOUNT   OF TOTAL   AMOUNT  OF TOTAL    AMOUNT   OF TOTAL
                           ------   --------   ------   ---------   ------   --------   ------  --------    ------   --------
                                                            (DOLLARS IN THOUSANDS)
Residential real
  estate loans..........  $ 22,126    8.90%   $ 25,592   11.60%   $ 22,889   12.82%    $ 21,234   14.05%    $ 18,871   15.88%
Real estate
  construction loans....    11,157    4.49       6,713    3.04       6,441    3.61        9,904    6.55        4,790    4.03
Real estate
  investment loans(1)...                                                                 63,607   42.08       42,967   36.15
  Commercial real
   estate loans.........    67,143   27.00      55,701   25.25      45,019   25.22
  Investment residential
   real estate loans...     47,910   19.27      39,487   17.90      24,550   13.75
Investment multi-family
   real estate loans....    17,702    7.12      15,361    6.97      12,324    6.90
Business loans..........    68,962   27.74      64,487   29.23      54,205   30.37       46,204   30.56       42,457   35.72
Personal loans..........    13,629    5.48      13,258    6.01      13,092    7.33       10,215    6.76        9,771    8.22
                          --------   -----    --------  ------    --------  ------     --------  ------      ------   ------
Gross loans.............   248,629  100.00%    220,599  100.00%    178,520  100.00%     151,164  100.00%     118,856  100.00%
                                    ======              ======              ======               ======               ======

Less:
Deferred fees, net......       533                 403                 300                 228                178

Allowance for loan
   losses...............     3,295               2,760               2,550               2,055              1,600
                          --------            --------            --------            --------           --------

Total loans, net........  $244,801            $217,436            $175,670            $148,881           $117,078
                          ========            ========            ========            ========           ========

(1) Detailed information regarding real estate investment loans was not available for years prior to 1999.

B. The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 2001. Maturities are based upon contractual terms. CNBC's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over.

                                  ONE YEAR        ONE THROUGH            OVER           TOTAL
                                  OR LESS          FIVE YEARS         FIVE YEARS        LOANS
                                  --------         ---------          ---------         -----
                                                      (DOLLARS IN THOUSANDS)
Business and Real Estate
  Investment                      $ 94,440          $101,215           $6,062          $201,717
Real estate construction            11,157                --               --            11,157
                                  --------          --------           ------          --------

         Total                    $105,597          $101,215           $6,062          $212,874
                                  ========          ========           ======          ========

Fixed rate loans                  $  6,755          $ 18,710           $4,443          $ 29,908
Floating rate loans                 98,842            82,505            1,619           182,966
                                  --------          --------           ------          --------

         Total                    $105,597          $101,215           $6,062          $212,874
                                  ========          ========           ======          ========


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

The following table sets forth information regarding nonaccrual loans and other nonperforming assets as of the dates indicated.

                                                         2001        2000        1999        1998       1997
                                                         ----        ----        ----        ----       ----
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans:
         Business loans..........................      $    30      $  163      $   --      $    80       $ 100
         Residential real estate loans...........            -           -           -            -          -
         Real estate investment loans............            -           -           -            -          -
         Personal loans..........................            -           -           -            -          -
                                                       -------      ------      ------      -------       -----

         Total nonaccrual loans..................      $    30      $  163      $    -      $    80       $ 100

Loans contractually past due 90 days or more,
    other than nonaccruing.......................           21           -           -            -           -
                                                       -------      ------      ------      -------      ------
Total nonperforming loans........................      $    51      $  163      $    -      $    80      $  100
                                                       =======      ======      ======      =======      ======

Allowance for loan losses as a percentage
    of loans.....................................         1.33%       1.25%       1.43%        1.36%       1.35%
                                                       =======      ======      ======      =======      ======

Allowance for loan losses as a percentage of total
   nonperforming loans...........................        6,383%      1,696%         (1)       2,568%      1,600%
                                                       =======      ======      ======      =======      ======
Nonperforming loans as a percentage of loans.....          .02%        .07%        .00%         .05%        .08%
                                                       =======      ======      ======      =======      ======


(1)      Not applicable.

The Board of Directors reviews all nonaccrual loans and all loans 90 days or more delinquent on a monthly basis. The additional amount of interest income that would have been recorded on nonaccrual loans, had they been current, totaled $5,352 and $12,452 for 2001 and 2000, respectively. $2,188 and $10,162 of interest was included in interest income in 2001 and 2000, respectively.

2. In addition to the loans noted above, management performs a quarterly analysis of impaired loans. A loan is classified as impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans or loans of a similar nature such as residential mortgage, consumer and credit card loans, and on an individual basis for other loans. The total value of impaired loans at December 31, 2001 was $675,000.

3. There were no foreign loans outstanding at December 31, 2001, 2000, 1999, 1998 or 1997.

4. Other than the categories noted in item A. above, there is no concentration of loans in any industry greater than 10% in the portfolio.

D. As of December 31, 2001, CNBC had no other interest bearing assets which were required to be disclosed.


IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The following table sets forth activity in CNBC's allowance for loan losses for the periods indicated:

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                2001         2000          1999        1998         1997
                                                ----         ----          ----        ----         ----
                                                                 (DOLLARS IN THOUSANDS)

Balance at beginning of period ..........      $2,760       $2,550       $2,055       $1,600       $1,264
Provision for loan losses ...............         660          412          509          480          386
Charge-offs:
  Residential real estate loans .........           -            -            -            -            -
  Real estate construction loans ........           -            -            -            -            -
  Real estate investment loans ..........           -            -            -            -            -
  Business loans ........................         170          310            8           25           50
  Personal loans ........................           2            3           35            -            -
                                               ------       ------       ------       ------       ------
    Total charge-offs ...................         172          313           43           25           50
Recoveries:
  Residential real estate loans .........           -            -            -            -            -
  Real estate construction loans ........           -            -            -            -            -
  Real estate investment loans ..........           -            -            -            -            -
  Business loans ........................          35          111            6            -            -
  Personal loans ........................          12            -           23            -            -
                                               ------       ------       ------       ------       ------

    Total recoveries ....................          47          111           29            -            -
                                               ------       ------       ------       ------       ------

Net charge-offs .........................         125          202           14           25           50
                                               ------       ------       ------       ------       ------


Balance at end of period ................      $3,295       $2,760       $2,550       $2,055       $1,600
                                               ======       ======       ======       ======       ======
Ratio of net charge-offs to average loans
  outstanding during the year ...........         .05%         .10%         .01%         .02%         .05%
                                               ======       ======       ======       ======       ======

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

                                                                FOR THE YEAR ENDED DECEMBER 31,

                                   2001                2000                 1999              1998                1997
                                   ----                ----                 ----              ----                ----

                                        PERCENT             PERCENT            PERCENT             PERCENT             PERCENT
                                        OF LOANS            OF LOANS           OF LOANS            OF LOANS            OF LOANS
                                        IN EACH             IN EACH            IN EACH             IN EACH             IN EACH
                                        CATEGORY            CATEGORY           CATEGORY            CATEGORY            CATEGORY
                                        TO TOTAL            TO TOTAL           TO TOTAL            TO TOTAL            TO TOTAL
                              AMOUNT     LOANS     AMOUNT    LOANS    AMOUNT    LOANS    AMOUNT     LOANS    AMOUNT     LOANS
                              ------     -----     ------    -----    ------    -----    ------     -----    ------     -----
                                                                  (DOLLARS IN THOUSANDS)
Business and real estate
  investment..............    $2,226      81.13%   $2,178    79.35%   $ 1,687   76.24%    $1,347    72.64%   $1,052      71.87%
Real estate construction..       148       4.49        84     3.04         80    3.61        122     6.55        59       4.03
Residential real estate...       114       8.90        65    11.60         60   12.82         58    14.05        51      15.88
Personal..................       326       5.48       100     6.01         96    7.33         77     6.76        70       8.22
Unallocated...............       481          -       333        -        627       -        451       -        368          -
                              ------     ------    ------   ------    -------   -----     ------   ------    ------     ------

         Total............    $3,295     100.00%   $2,760   100.00%   $2,550   100.00%    $2,055   100.00%   $1,600     100.00%
                              ======     ======    ======   ======    ======   ======     ======   ======    ======     ======

V.  DEPOSITS

Since its inception, CNBC management has followed a growth strategy which has been primarily driven by the amount of quality loans which it could responsibly fund. This strategy has resulted in loan growth which has outpaced deposit growth from CNBC's primary customer base. Additionally, CNBC's primary customer base has a strong desire for liquidity, which results in a preference for short-term certificate of deposit maturities and money market savings accounts versus longer-term certificates of deposit. As a result, CNBC has accepted certificates of deposit from customers outside its designated market area which are solicited through a national rate listing network and various deposit brokers. While only some of these deposits are placed through a deposit broker, CNBC has elected to list all such funds as "Brokered Certificates of Deposit" in the following table.

Utilization of these deposits has the following benefits to CNBC:

         - generates longer term funding for CNBC not generally available from its primary customers;

         - maintains CNBC's efficiency due to accepting only deposits of $99,000 or greater; and

         - permits CNBC to fund loans at a higher growth rate than would otherwise have been feasible based on the deposit growth from its targeted customer base.

The following table sets forth the distribution of CNBC's average deposit accounts and the related weighted average interest rates on each category of deposit presented at the dates indicated. CNBC has no foreign deposits or foreign banking offices.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                   2001                       2000                 1999
                                                   ----                       ----                  ---

                                                        AVERAGE                   AVERAGE               AVERAGE
                                           AVERAGE       RATE        AVERAGE       RATE     AVERAGE      RATE
                                           BALANCE       PAID        BALANCE       PAID     BALANCE      PAID
                                           -------       ----        -------       ----     -------      ----
                                                                 (DOLLARS IN THOUSANDS)

Noninterest-bearing checking........       $ 29,382          -       $ 26,205         -    $ 22,948         -

NOW accounts........................         13,355       1.14%        10,997      1.86%     10,365      1.43%

Savings and money market
   accounts.........................         76,210       2.89         69,755      4.65      68,076      3.72

Certificates of deposit.............         50,073       5.03         39,487      5.80      28,716      5.01

Brokered certificates of deposit....         54,937       5.93         44,702      6.12      37,009      5.72
                                           --------      -----       --------     -----   ---------     -----

Total...............................       $223,957       3.63%      $191,146      4.43%   $167,114      3.73%
                                           ========      =====       ========     =====    ========     ====

The following table summarizes certificates of deposits issued in amounts of $100,000 or more as of December 31, 2001, by time remaining until maturity, in thousands:


         Under three months.................................       $24,933
         Three to six months................................         8,693
         Six to twelve months...............................        10,442
         Over twelve months.................................        24,119
                                                                   -------
                                                                   $68,187
                                                                   =======

VI.  RETURN ON EQUITY AND ASSETS

Information required by this section is incorporated by reference to the information appearing in the table under the caption "Selected Financial Data" located on page 2 of CNBC Bancorp's 2001 Annual Report to Shareholders.


VII. SHORT-TERM BORROWING

There were no short-term borrowings outstanding at December 31, 2001, 2000 or 1999. Additionally, the average balance of short-term borrowings outstanding during the year did not exceed 30% of shareholders' equity at the end of 2001, 2000 or 1999.

PERSONNEL

As of December 31, 2001, CNBC had a total of 79 employees, of whom 62 were full-time employees. None of CNBC's employees is represented by a collective bargaining agreement. Management considers its relations with its employees to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

CNBC, Commerce National Bank and CNBC Retirement Services, Inc. are located at CNBC's current facility at 100 East Wilson Bridge Road, Worthington, Ohio. Management has determined that CNBC is able to provide quality service to its customers from its current location.

The office is located in a 24,250 square foot general purpose office building, which Commerce National Bank owns. CNBC currently utilizes approximately 90% of the building, with the remaining space leased by companies independent of CNBC.

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


PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Shares of the common stock of CNBC Bancorp are traded on the NASDAQ SmallCap market. The information required under this item is incorporated by reference to the information appearing under the caption "Market for Common Equity and Related Shareholder Matters" located on page 12 of CNBC Bancorp's 2001 Annual Report to Shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities during 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on pages 6 through 11 of CNBC Bancorp's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

The Report of Independent Auditors and Consolidated Financial Statements and accompanying notes are listed below and are incorporated herein by reference to CNBC Bancorp's 2001 Annual Report to Shareholders located on pages 13 through 34.

Consolidated Balance Sheets - December 31, 2001 and 2000
Consolidated Statements of Income - For the years ended December 31, 2001 and
  2000
Consolidated Statements of Comprehensive Income - For the years ended
  December 31, 2001 and 2000
Consolidated Statements of Changes in Shareholders' Equity - For the years ended December 31, 2001 and 2000
Consolidated Statements of Cash Flows - For the years ended December 31, 2001 and 2000 Notes to
Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Crowe, Chizek and Company LLP served as independent auditors for the purpose of auditing CNBC's Annual Consolidated Financial Statements and for the review of the consolidated tax returns for the fiscal years ended December 31, 2001 and 2000. The appointment of independent auditors is approved annually by the Board of Directors. Management has had no disagreements with the independent accountants on matters of accounting principals or financial statement disclosure required to be reported under this item.




PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information for Item 9 appears on pages 4 through 5 and page 16 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 23, 2002, dated March 21, 2002, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

Information for Item 10 appears on pages 8 through 11 and pages 13 through 14 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 23, 2002, dated March 21, 2002, and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information for Item 11 appears on pages 3 through 5 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 23, 2002, dated March 21, 2002, and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information for Item 12 appears on page 8 of CNBC Proxy Statement and Notice of Annual Meeting of Shareholders to be held Tuesday, April 23, 2002, dated March 21, 2002, and is incorporated herein by reference.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1 FINANCIAL STATEMENTS. The following consolidated financial statements of CNBC appear in the 2001 Annual Report to Shareholders (Exhibit 13 to the Form 10-KSB) on the pages referenced and are specifically incorporated by reference under Item 7 of the Form 10-KSB.

PAGE IN ANNUAL REPORT

Independent Auditor's Report..........................................        13
Consolidated Balance Sheets...........................................        14
Consolidated Statements of Income.....................................        15
Consolidated Statements of Comprehensive Income.......................        16
Consolidated Statements of Shareholders' Equity.......................        17
Consolidated Statements of Cash Flow..................................        18
Notes to Consolidated Financial Statements............................     19-34

2 FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted as they are not applicable or the required information is included in the financial statements or notes thereto found in CNBC Bancorp's 2001 Annual Report to Shareholders.

3    EXHIBITS.

         (a)(1) Exhibit 3.1 - Articles of Incorporation of CNBC Bancorp. Reference is made to Exhibit 3.1 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

            (2) Exhibit 3.2 - Code of Regulations of CNBC Bancorp. Reference is made to Exhibit 3.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

            (3) Exhibit 10.1 - Employment Agreement dated as of March 1, 1998 as amended and restated effective December 31, 1998 by and between and among Commerce National Bank, CNBC Bancorp and Thomas D. McAuliffe. Reference is made to Exhibit 10.1 to Form 10-QSB dated June 30, 1999

            (4) Exhibit 10.2 - Form of Indemnification Agreement between CNBC Bancorp and its directors, officers and certain representatives. Reference is made to Exhibit 10.2 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

            (5) Exhibit 10.4 -Form of Deferred Compensation Agreement. Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference

            (6) Exhibit 10.5 - CNBC Bancorp 1999 Stock Option Plan. Reference is made to Exhibit 10.5 to Form 10-QSB dated June 30, 1999, which exhibit is incorporated herein by reference

            (7) Exhibit 10.6 - Employment Agreement dated as of June 1, 2000, by and between and among Commerce National Bank, CNBC Bancorp and John A. Romelfanger. Reference is made to Exhibit 10.6 to Form 10-QSB dated September 30, 2000, which exhibit is incorporated herein by reference

            (8) Exhibit 10.7 - Employment Agreement dated as of June 1, 2000, by and between and among CNBC Retirement Services, Inc., CNBC Bancorp and Dennis D. Puppel. Reference is made to Exhibit
                  10.7 to Form 10-QSB dated September 30, 2000, which exhibit is incorporated herein by reference

            (9) Exhibit 11 - Computation of Earnings per Share. Reference is made to CNBC Bancorp 2001 Annual Report to Shareholders,
                  Note 1, page 21, which is incorporated herein by reference

            (10)  Exhibit 13 - CNBC Bancorp 2001 Annual Report to Shareholders

            (11)  Exhibit 21 - Subsidiaries of CNBC Bancorp

            (12)  Exhibit 23 - Consent of Independent Accountants


         (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 22, 2002                                  CNBC BANCORP
       --------------                                  ------------
                                                       (Registrant)

By  /s/ Thomas D. McAuliffe
    ----------------------------------------------------------------------------
      Thomas D, McAuliffe, Chairman, President (its principal executive officer)

By  /s/ John A. Romelfanger
    ----------------------------------------------------------------------------
      John A. Romelfanger, Secretary, Treasurer, Vice President
        (its principal financial officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on this 20th day of March 2001 by the following persons (including a majority of the Board of Directors of the Registrant) in the capacities indicated:

/s/ Thomas D. McAuliffe
---------------------------------
Thomas D. McAuliffe
President, Chairman of the Board,
Chief Executive Officer, Director


                                                 /s/ Samuel E. McDaniel
------------------------                         ----------------------
Loreto (Larry) V. Canini                         Samuel E. McDaniel
Director                                         Director


                                                 /s/ John A. Romelfanger
------------------------                         -----------------------
Mark S. Corna                                    John A. Romelfanger
Director                                         Director


/s/ Jameson Crane, Jr.
------------------------                         ------------------------
Jameson Crane, Jr.                               Richard F. Ruhl
Director                                         Director


/s/ Judith A. DeVillers                          /s/ David J. Ryan
------------------------                         ------------------------
Judith A. DeVillers                              David J. Ryan
Director                                         Director


/s/ George A. Gummer                             /s/ Peter C. Taub
------------------------                         ------------------------
George A. Gummer                                 Peter C. Taub
Director                                         Director

/s/ William L. Hoy                               /s/ John A. Tonti
------------------------                         ------------------------
William L. Hoy                                   John A. Tonti
Director                                         Director


                                                 /s/ Alan R. Weiler
-------------------------                        ------------------------
Clark Kellogg                                    Alan R. Weiler
Director                                         Director



------------------------                         ------------------------
Donald R. Kenney                                 Michael Wren
Director                                         Director

                                  CNBC Bancorp

                                Index to Exhibits
---------------------------------------------------------------------------------------------------------

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

    11            Computation of Earnings per Share                      Reference is made to CNBC's Annual
                                                                         Report to Shareholders, Note1, Page 21,
                                                                         which exhibit is incorporated herein
                                                                         by reference


    13            CNBC Bancorp 2001 Annual Report to Shareholders        Filed with this Annual Report on
                                                                         Form 10-KSB

    21            Subsidiaries of CNBC Bancorp                           Filed with this Annual Report on
                                                                         Form 10-KSB

    23            Consent of Independent Accountants                     Filed with this Annual Report on
                                                                         Form 10-KSB