Form 10QSB
period 2002-03-31
CNBC BANCORP /OH
filed 2002-05-14
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number:  000-28203

                                  CNBC BANCORP
                                  ------------
        (Exact name of small business issuer as specified in its charter)

                Ohio                                     31-1478140
------------------------------------     ---------------------------------------
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

Common stock, without par value                 1,995,000 common shares
                                                outstanding at April 30, 2002

Transitional Small Business Disclosure Format (check one):
Yes               No      X
      -------         -------

                                  CNBC BANCORP
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

--------------------------------------------------------------------------------
                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ...........................    3

       Condensed Consolidated Income Statements.........................    4

       Condensed Consolidated Statements of Cash Flows .................    5

       Notes to the Consolidated Financial Statements ..................    6


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   15

Item 2.  Changes in Securities..........................................   15

Item 3.  Defaults Upon Senior Securities................................   15

Item 4.  Submission of Matters to a Vote of Security Holders............   15

Item 5.  Other Information..............................................   15

Item 6.  Exhibits and Reports on Form 8-K...............................   15

SIGNATURES   ...........................................................   17

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         MARCH 31       DECEMBER 31
                                                           2002             2001
                                                      -------------    -------------
ASSETS

Cash and Noninterest-bearing Balances .............   $   9,085,835    $   9,103,065
Interest-bearing Balances .........................       2,569,812          193,670
Federal Funds Sold ................................      13,000,000       10,000,000
Money Market Funds ................................       3,682,534       19,437,871
                                                      -------------    -------------
Total Cash and Cash Equivalents ...................      28,338,181       38,734,606

Securities Available for Sale .....................       7,022,676        7,335,626
Loans, Net ........................................     253,131,094      244,800,650
Premises and Equipment ............................       2,239,832        2,304,231
Accrued Interest Receivable .......................       1,139,728        1,080,106
Other Assets ......................................       2,130,520        1,929,200
                                                      -------------    -------------

Total Assets ......................................   $ 294,002,031    $ 296,184,419
                                                      =============    =============

LIABILITIES

Deposits ..........................................   $ 234,311,660    $ 243,157,817
Borrowings ........................................      30,560,241       23,921,730
Obligated Mandatorily Redeemable Capital Securities
     of Subsidiary Trust ..........................       4,000,000        4,000,000
Other Liabilities .................................       1,765,767        1,821,271
                                                      -------------    -------------

Total Liabilities .................................     270,637,668      272,900,818

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 3,000,000
     Issued - 2,084,559 in 2002 and 2001 ..........      14,502,118       14,488,619
Retained Earnings .................................      10,598,579       10,001,724
Treasury Stock, 86,559 shares at cost in
     2002 and 62,424 shares at cost in 2001 .......      (1,747,137)      (1,243,692)
Accumulated Other Comprehensive Income ............          10,803           36,950
                                                      -------------    -------------

Total Shareholders' Equity ........................      23,364,363       23,283,601
                                                      -------------    -------------

Total Liabilities and Shareholders' Equity ........   $ 294,002,031    $ 296,184,419
                                                      =============    =============



                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                               --------
                                                          2002          2001
                                                      -----------    -----------
INTEREST INCOME
         Loans, including Fees ....................   $ 4,490,128    $ 4,966,853
         Taxable Securities .......................        78,665        114,489
         Other Interest Income ....................        75,675        305,327
                                                      -----------    -----------
Total Interest Income .............................     4,644,468      5,386,669

INTEREST EXPENSE
         Deposits .................................     1,505,376      2,363,892
         Borrowings ...............................       450,784        380,129
                                                      -----------    -----------
Total Interest Expense ............................     1,956,160      2,744,021
                                                      -----------    -----------

         Net Interest Income ......................     2,688,308      2,642,648

Provision for Loan Losses .........................       109,500        188,700
                                                      -----------    -----------

Net Interest Income after Provision for Loan Losses     2,578,808      2,453,948

NONINTEREST INCOME
         Service Charges on Deposits ..............        60,706         43,350
         Retirement Plan Investment and
               Administrative Fees ................        88,150         73,532
         Net Gains on Calls of Securities .........          --           16,091
         Other Income .............................        76,044         39,908
                                                      -----------    -----------
Total Noninterest Income ..........................       224,900        172,881

NONINTEREST EXPENSES
         Salaries and Benefits ....................     1,010,471        927,070
         Occupancy and Equipment, Net .............       103,547         96,521
         Data Processing ..........................        49,781         44,847
         Professional Services ....................        55,544         55,204
         State Franchise Tax ......................        50,965         49,910
         Other Expenses ...........................       264,604        216,288
                                                      -----------    -----------
Total Noninterest Expenses ........................     1,534,912      1,389,840
                                                      -----------    -----------

Income Before Income Taxes ........................     1,268,796      1,236,989
Income Tax Expense ................................       438,980        430,406
                                                      -----------    -----------

Net Income ........................................       829,816        806,583

Other Comprehensive Income (Loss) .................       (26,147)         2,297
                                                      -----------    -----------
Comprehensive Income ..............................   $   803,669    $   808,880
                                                      ===========    ===========

EARNINGS PER COMMON SHARE

  Basic ...........................................   $       .41    $       .39
                                                      ===========    ===========

  Diluted .........................................   $       .40    $       .38
                                                      ===========    ===========


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31
                                                                  --------
                                                            2002            2001
                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Cash From Operating Activities ..................   $    835,319    $  1,222,301

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities Available for Sale ..........     (1,011,562)     (7,590,644)
Maturities of Securities Available for Sale .........        750,000       1,000,000
Calls of Securities Available for Sale ..............        585,000       5,450,000
Net Increase in Loans ...............................     (8,439,944)     (6,371,322)
Purchase of Premises and Equipment ..................        (20,501)       (103,788)
                                                        ------------    ------------

         Net Cash Flows From Investing Activities ...     (8,137,007)     (7,615,754)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (Decrease) Increase in Deposits .................     (8,846,157)     12,635,068
Net Proceeds from Issuance of Common Stock ..........         25,247         441,651
Purchase of Treasury Shares .........................       (548,354)       (317,250)
Principal Payments on Federal Home Loan Bank Advances       (111,489)       (264,013)
Proceeds from Issuance of Trust Preferred Securities               -       3,873,283
Repayment of Loans Payable ..........................              -         (53,419)
Advances from Federal Home Loan Bank ................      6,750,000               -
Dividends Paid ......................................       (363,984)       (326,414)
                                                        ------------    ------------

         Net Cash Flows From Financing Activities ...     (3,094,737)     15,988,906
                                                        ------------    ------------

         Net Change in Cash and Cash Equivalents ....    (10,396,425)      9,595,453
Cash and Cash Equivalents at Beginning of Year ......     38,734,606      34,140,296
                                                        ------------    ------------
Cash and Cash Equivalents at End of Period ..........   $ 28,338,181    $ 43,735,749
                                                        ============    ============





                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 2001, included in its 2001 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to consolidated financial statements contained in its 2001 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

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

Basic Earnings Per Share ("EPS") is net income divided by the weighted-average number of common shares outstanding. Diluted EPS is net income divided by the weighted-average number of common shares outstanding during the year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of CNBC's common stock. The calculation for weighted average shares is as follows:

                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                             MARCH 31, 2002            MARCH 31, 2001
                                                             --------------            --------------

Weighted Average Shares for Basic EPS............                 2,014,900                 2,061,195
Add Dilutive Effect of Exercise of
   Stock Options.................................                    65,147                    69,943
                                                                  ---------                 ---------
Weighted Averages Shares for Diluted EPS.........                 2,080,047                 2,131,138
                                                                  =========                 =========


At March 31, 2002 and 2001, 10,197 and 35,220 weighted shares of common stock under option were excluded from the diluted earnings per common share calculation, as they were antidilutive.

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

A new accounting standard requires identifiable intangible assets to be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 did not materially impact CNBC's financial statements. Amortization expense for all prior periods is considered immaterial to CNBC's financial statements.

A new accounting standard dealing with asset retirement obligations will apply for 2003. CNBC does not believe this standard will have a material affect on its financial position or results of operation.

Effective January 1, 2002, CNBC adopted a new standard issued by the Financial Accounting Standards Board ("FASB") on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operation of CNBC is not expected to be material.

Certain items in the financial statements have been reclassified to conform with the current presentation.


NOTE 2 - LOANS

Loans were comprised of the following:

                                          MARCH 31, 2002      DECEMBER 31, 2001
                                          --------------      -----------------
Residential Real Estate Loans ....         $  25,223,856          $  22,099,153
Business Real Estate Loans .......           148,879,093            143,911,931
Business Loans ...................            67,645,160             68,452,393
Personal Loans ...................            13,824,448             13,632,173
                                           -------------          -------------
         Subtotal ................           255,572,557            248,095,650
Allowance for Loan Losses ........            (3,441,463)            (3,295,000)
                                           -------------          -------------

Net Loans ........................         $ 253,131,094          $ 244,800,650
                                           =============          =============

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - LOANS (CONTINUED)

Activity in the allowance for loan losses was as follows:

                                                       THREE MONTHS ENDED
                                               MARCH 31, 2002      MARCH 31, 2001
                                               --------------      --------------

Beginning Balance ...........................     $ 3,295,000         $ 2,760,000
Loan Loss Provision .........................         109,500             188,700
Loans Charged-Off ...........................            (540)           (137,500)
Recoveries on Loans Previously Charged-Off...          37,503               2,111
                                                  -----------         -----------

Ending Balance ..............................     $ 3,441,463         $ 2,813,311
                                                  ===========         ===========


Information regarding nonperforming and impaired loans was as follows:

                                               MARCH 31, 2002   DECEMBER 31, 2001
                                               --------------   -----------------
Loans Past Due Over 90 Days
          And Accruing Interest ..........        $   128,060         $    21,450
Nonaccrual Loans .........................             19,923              30,168

Impaired Loans with No Allowance
          for Loan Losses Allocated ......        $    19,923         $    30,168
Impaired Loans with Allowance
          for Loan Losses Allocated ......            903,934             644,762
                                                  -----------         -----------
Total ....................................        $   923,857         $   674,930
                                                  ===========         ===========

Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance .......        $   158,000         $   250,000


NOTE 3 - DEPOSITS

Total interest-bearing deposits were classified as follows:

                                               MARCH 31, 2002   DECEMBER 31, 2001
                                               --------------   -----------------

Interest-bearing Demand ..................       $ 13,093,312        $ 20,718,714
Savings ..................................         82,201,924          80,150,595
Time, Balances Under $100,000 ............         44,177,950          42,976,781
Time, Balances $100,000 and Over .........         66,139,128          68,187,008
                                                 ------------        ------------

Total Interest Bearing Deposits ..........       $205,612,314        $212,033,098
                                                 ============        ============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $150,317,000 at March 31, 2002 and $160,910,000 at December 31, 2001. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $67,657,000 at March 31, 2002 and $65,983,000 at December 31, 2001.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Commerce National has entered into a ten-year agreement to lease 38,711 square feet of an office building as its main office facility. The lease will commence September 1, 2002 and will require minimum annual lease payments including tenants share of estimated operating expenses of $503,000 beginning in year one and increasing over the lease term to $677,000 in year ten. Commerce National has also entered into a sales contract to sell its existing office building. No significant gain or loss is expected from the sale.


NOTE 5 - BENEFIT PLANS

A new stock option plan for 2002 was approved by CNBC shareholders at the April 23, 2002 Annual Shareholder meeting. The plan authorizes up to 75,000 shares available for grant. All other provisions of the 2002 plan are similar to the existing plan.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at March 31, 2002, compared to December 31, 2001, and the consolidated results of operations for the three months ended March 31, 2002 compared to the same period in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total assets decreased $2.2 million to $294.0 million at March 31, 2002 from $296.2 million at December 31, 2001. The two largest components of this change were a decrease in cash and cash equivalents of $10.4 million and an increase of $8.3 million in net loans outstanding.

The decrease in cash and cash equivalents at March 31, 2002, was due to strong loan demand and an overall decreased liquidity level. Loan growth was strong for the quarter, especially in March 2002, as average loans for the month grew $5.1 million. Deposit accounts maintained in trust by title agents and lawyers are tracked separately and their balances can fluctuate greatly due to the large dollar amount and timing of individual transactions that are deposited into these accounts. The balances for these accounts were down at March 31, 2002 compared to December 31, 2001.

The $8.3 million increase in loans was comprised primarily of a $5.0 million increase in commercial real estate loans and a $3.1 million increase in residential real estate loans. With the low interest rate environment continuing through the first three months of 2002, the local real estate market for refinancing and purchases remained active. Average loans outstanding for the three months ended March 31, 2002 were $253.0 million versus $224.6 million for 2001, an increase of 12.6%. Management believes opportunities exist for continued growth due to CNBC's small business focus, commitment to service and a diversified local economy. However, we believe this growth may be at a slower pace due

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

to the existing economic environment.

The primary change in the decline in liabilities was an $8.8 million decrease in deposit accounts. $7.6 million of this decrease was in interest-bearing demand account balances, and resulted from decreased balances in a number of title company customers' accounts, as was previously noted. Savings account balances grew $2.0 million. As interest rates decreased during 2001 and the first quarter of 2002, some customers transferred deposit balances from certificates of deposit to savings in order to enhance their liquidity. As a result, Commerce National's local customer base of certificates of deposit decreased $2.5 million. Total certificates of deposit decreased only $.8 million, however, due to $1.7 million of growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes. These out-of-area deposits are utilized to support CNBC's growth and are generally offered at similar rates paid on new certificates of deposit issued to local customers with balances greater than $100,000 and terms generally ranging from 12 months to 5 years.

Borrowings increased $6.6 million for the quarter ended March 31, 2002. $4.0 million of the increase was a short-term borrowing at the end of March 2002. The remaining $2.6 million increase was long-term FHLB borrowings. These borrowings were advanced to fund mortgage loans generated in the first quarter of 2002 with fixed interest rates for 10 to 30 years.

In February 2001, CNBC participated in a pooled transaction involving the issuance of Trust Preferred Securities. These securities carry a tax-deductible interest rate of 10.2% and qualify for inclusion in Tier 1 capital for regulatory capital adequacy purposes. A total of $4.0 million in securities was issued, resulting in $3.9 million in net proceeds to CNBC. CNBC immediately contributed $2.0 million of the proceeds to Commerce National through the purchase of subordinated debentures. Remaining proceeds were used to repay CNBC debt from another financial institution and to purchase CNBC stock in accordance with a stock repurchase program, which was approved by CNBC's directors in January 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Net income for the three months ended March 31, 2002 was $829,816, a 2.9% increase, compared to $806,583 during the same period in 2001. The increase in earnings was primarily driven by a $46,000 increase in net interest income, a decrease in the provision for loan losses of $79,000 and an increase in noninterest income of $52,000, offset by increased operating expenses of $145,000 and increased federal income tax expense of $9,000.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Net interest income increased by $46,000 for the three months ended March 31, 2002, compared to the same period in 2001. This slight increase in net interest income was due to the growth in average interest-bearing assets and liabilities reduced by the effects of lower interest rates and compressed spreads. Total interest income for the three months ended March 31, 2002 declined $742,000, or 13.8%, compared to the three months ended March 31, 2001, while interest expense decreased $787,900, or 28.7%, for the same period. The net interest margin for the three months ended March 31, 2002 was 3.90%, compared to 4.19% for the same period in 2001. The margin decline in 2002 was the result of several factors, including the compression of interest rates, a higher percentage of CNBC's funding

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

sources in certificates of deposit and borrowings, which carry higher interest rates, and the issuance of $4 million in trust preferred securities in February of 2001. Offsetting these factors was an increase in the percent of average assets that earn interest and an increase in the percent of earning assets that are loans.

PROVISION FOR LOAN LOSSES

The decrease in the provision for loan losses of $79,000 for the three months ended March 31, 2002 over the same period in the prior year was due to net recoveries of $37,000 received during the first quarter of 2002 versus net charge-offs of $135,000 in 2001. The amount of impaired loans has increased from $674,900 at December 31, 2001 to $923,900 at March 31, 2002. However, impaired loans are still low as a percentage of loans, totaling 0.36% at March 31, 2002. The allowance for loan losses was 1.34% of total loans outstanding, compared to 1.33% of total loans outstanding at December 31, 2001.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2002 increased $52,000, representing a 30.1% increase over the same period in the prior year. This increase was the result of a $17,400 increase in service charges on deposits as a result of a declining earnings credit and an increase of $14,600 in fee income from CNBC Retirement Services, Inc.

NONINTEREST EXPENSE

Noninterest expense was up $145,000, or 10.4% for the three months ended March 31, 2002 versus the three months ended March 31, 2001. Increases in salaries and benefits accounted for 57.5% of the increase. CNBC's number of full-time equivalent employees ("FTE") increased to 71 at March 31, 2002 as compared to 67 at March 31, 2001. Also, there was an increase in the expense related to deferred compensation plan liabilities.

In March 2002, Commerce National signed a ten-year agreement to lease two floors of a four-story office building commencing September 1, 2002. Commerce National will lease 38,700 square feet of space, which is approximately 75% more space than it currently utilizes. We anticipate that Commerce National will sublease approximately 4,500 square feet of the new space. As a result of this new lease, management anticipates that occupancy costs will increase beginning in September. Management believes that the new office facility will better accommodate CNBC's future growth and will provide an excellent opportunity to focus more on serving the needs of the medical, university and business communities of which CNBC will be a part.

Federal income tax expense was up $9,000, or 2.0% for the three months ended March 31, 2002 versus the three months ended March 31, 2001. The increase in federal income tax expense was the result of CNBC's increased profitability. CNBC's effective tax rate was 34.6% for the three months ended March 31, 2002 compared to 34.8% for the three months ended March 31, 2001.

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

At March 31, 2002, Commerce National had $53.1 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. Cash and short-term investments do not include balances due from the Federal Reserve Bank. These sources are detailed as follows:


         Cash and short-term investments                                        $ 19,740,000
         Unused borrowing capacity with the Federal Home Loan Bank                22,955,000
         Federal funds lines of credit with other banks                            8,400,000
         Unpledged investment securities                                           2,022,000
                                                                                ------------
         Total                                                                  $ 53,117,000
                                                                                ============

Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $54,696,000. No borrowings with the Federal Reserve were outstanding at March 31, 2002.


CAPITAL RESOURCES

CNBC and Commerce National are both subject to regulatory capital requirements. These requirements measure capital levels utilizing three different calculations. Based on these calculations, CNBC and Commerce National are assigned to a capital category which, among other things, dictates certain business practices of the organization, the level of Commerce National's FDIC insurance premiums and which process is followed in obtaining regulatory approvals necessary for branch applications, mergers and similar transactions. CNBC's capital requirements are measured on a combined basis with Commerce National, CRS, Inc. and CNBC Statutory Trust I, using consolidated totals. Commerce National is measured independently. As of March 31, 2002 and December 31, 2001, CNBC and Commerce National were classified in the "well capitalized" category. It is management's policy to manage the growth of Commerce National and provide for the appropriate capital resources that will result in Commerce National maintaining its classification as a "well capitalized" institution. Similarly, it is management's policy to maintain the classification of CNBC as either "adequately capitalized" or "well capitalized."

In 2002 and 2001, CNBC approved common stock repurchase programs. Stock repurchased pursuant to these programs may be used for general corporate purposes and may be reissued from time to time. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 26,585 shares in the first quarter of 2002 and 62,894 shares during 2001 under this authorization.

                                  CNBC BANCORP
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

On April 24, 2001, CNBC's shareholders approved an increase in its authorized shares from two million to three million, which provided the necessary shares for its Board of Directors to approve a three-for-two stock split effected in the form of a 50% stock dividend paid on May 10, 2001. All shares and per share amounts have been restated to reflect the three-for-two stock split.

On March 19, 2002, CNBC declared a quarterly dividend of $0.10 per share payable April 18, 2002 to shareholders of record on April 15, 2002. Previously, CNBC had declared dividends semi-annually.

                                  CNBC BANCORP

                                   FORM 10-QSB
                          Quarter ended March 31, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1 -       Legal Proceedings:
               -----------------
               There are no matters required to be reported under this item.

Item 2 -       Changes in Securities:
               ---------------------
               There are no matters required to be reported under this item.

Item 3 -       Defaults Upon Senior Securities:
               -------------------------------
               There are no matters required to be reported under this item.

Item           4 - Submission of Matters to a Vote of Security Holders:
               --------------------------------------------------------
               There are no matters required to be reported under this item.

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

                    (5) Exhibit 10.3 -Form of Deferred Compensation Agreement. Reference is made to Exhibit 10.4 to the Registration Statement on Form SB-2, File No. 333-68797, filed March 12, 1999, which exhibit is incorporated herein by reference.

                    (6) Exhibit 10.4 - CNBC Bancorp 1999 Stock Option Plan. Reference is made to Exhibit 10.5 to Form 10-QSB dated June 30, 1999.

                    (7) Exhibit 10.5 - Employment Agreement dated as of June 1, 2000, by and between and among Commerce National Bank, CNBC Bancorp and John A. Romelfanger. Reference is made to Exhibit 10.6 to Form 10-QSB dated September 30, 2000.

                    (8) Exhibit 10.6 - Employment Agreement dated as of June 1, 2000, by and between and among CNBC Retirement Services, Inc., CNBC Bancorp and Dennis D. Puppel. Reference is made to Exhibit 10.7 to Form 10-QSB dated September 30, 2000.

                    (9)  Exhibit 10.7 - CNBC Bancorp 2002 Stock Option Plan.

                    (10) Exhibit 10.8 - Employment Agreement dated as of April
                         1, 2002, by and between and among Commerce National Bank, CNBC Bancorp and Pamela S. Miller.

                                  CNBC BANCORP

                                  FORM 10-QSB
                          Quarter ended March 31, 2001
                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

                    (11) Exhibit 11 - Computation of Earnings per Share. Reference is made to CNBC Bancorp Form 10-QSB dated March 31, 2002, Note 1, page 6, which is incorporated herein by reference.


             (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended March 31, 2002.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CNBC BANCORP
                                            -----------------------------------
                                            (Registrant)




Date:   May 14, 2002                        /s/ Thomas D. McAuliffe
      ------------------------              -----------------------------------
                                            (Signature)
                                            Thomas D. McAuliffe
                                            Chairman and President



Date:   May 14, 2002                        /s/ John A. Romelfanger
     ------------------------               -----------------------------------
                                            (Signature)
                                            John A. Romelfanger
                                            Secretary



Date:   May 14, 2002                        /s/ Pamela S. Miller
     ------------------------               -----------------------------------
                                            (Signature)
                                            Pamela S. Miller
                                            Treasurer
--------------------------------------------------------------------------------
                                                                             17.

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

    10.3            Form of Deferred Compensation Agreement                 Reference is made to Exhibit
                                                                            10.4 to the Registration Statement
                                                                            on Form SB-2, File No. 333-68797,
                                                                            filed March 12, 1999, which exhibit
                                                                            is incorporated herein by reference

    10.4            CNBC Bancorp 1999 Stock Option Plan                     Reference is made to Exhibit 10.5 to
                                                                            Form 10-QSB dated June 30, 1999,
                                                                            which exhibit is incorporated herein by
                                                                            reference

    10.5            Employment Agreement dated as of June 1, 2000           Reference is made to Exhibit 10.6 to
                    by and between and among Commerce National Bank,         Form 10-QSB dated September 30,
                    CNBC Bancorp and John A. Romelfanger                    2000, which exhibit is incorporated
                                                                            herein by reference

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

    10.7            CNBC Bancorp 2002 Stock Option Plan                     Filed with this Form 10-QSB
                                                                            dated March 31, 2002

    10.8            Employment Agreement dated as of April 1, 2002          Filed with this Form 10-QSB
                    by and between and among Commerce National Bank,        dated March 31, 2002
                    CNBC Bancorp and Pamela S. Miller

    11              Computation of Earnings per Share                       Reference is made to CNBC's Form 10-QSB
                                                                            dated March 31, 2002, Note 1, Page 6,
                                                                            which exhibit is incorporated herein by
                                                                            reference