Form 10QSB
period 2002-06-30
CNBC BANCORP /OH
filed 2002-08-12
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               --------     --------.

Commission file number:  000-28203

                                  CNBC BANCORP
                                  ------------
        (Exact name of small business issuer as specified in its charter)


                Ohio                                     31-1478140
--------------------------------------         --------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)


                  100 East Wilson Bridge Road, Worthington, Ohio 43085
                  ----------------------------------------------------
                    (Address of principal executive offices)


                                 (614) 848-8700
                        ---------------------------------
                           (Issuer's telephone number)


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                1,991,572 common shares
                                               outstanding at July 31, 2002


Transitional Small Business Disclosure Format (check one):
Yes           No  X
   ----         ----

                                  CNBC BANCORP
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

--------------------------------------------------------------------------------


                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets ...............................................................    3

       Condensed Consolidated Income Statements.............................................................    4

       Condensed Consolidated Statements of Cash Flows .....................................................    5

       Notes to the Consolidated Financial Statements ......................................................    6


Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................................   10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   16

Item 2.  Changes in Securities and Use of Proceeds..........................................................   16

Item 3.  Defaults Upon Senior Securities....................................................................   16

Item 4.  Submission of Matters to a Vote of Security Holders................................................   16

Item 5.  Other Information..................................................................................   16

Item 6.  Exhibits and Reports on Form 8-K...................................................................   16

SIGNATURES..................................................................................................   18


                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          JUNE 30         DECEMBER 31
                                                           2002              2001
                                                           ----              ----
ASSETS

Cash and Noninterest-bearing Balances ........         $  13,033,519    $   9,103,065
Interest-bearing Balances ....................               198,243          193,670
Federal Funds Sold ...........................             5,000,000       10,000,000
Money Market Funds ...........................            16,362,443       19,437,871
                                                       -------------    -------------
    Total Cash and Cash Equivalents ..........            34,594,205       38,734,606

Securities Available for Sale ................             7,971,523        7,335,626
Loans, Net ...................................           270,770,120      244,800,650
Premises and Equipment .......................               637,890        2,304,231
Accrued Interest Receivable ..................             1,136,049        1,080,106
Other Assets .................................             2,219,350        1,929,200
                                                       -------------    -------------

Total Assets .................................         $ 317,329,137    $ 296,184,419
                                                       =============    =============

LIABILITIES

Deposits .....................................         $ 247,599,708    $ 243,157,817
Borrowings ...................................            40,459,892       23,921,730
Obligated Mandatorily Redeemable Capital
     Securities of Subsidiary Trust ..........             4,000,000        4,000,000
Other Liabilities ............................             1,397,850        1,821,271
                                                       -------------    -------------

Total Liabilities ............................           293,457,450      272,900,818

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 3,000,000
     Issued - 2,084,559 in 2002 and 2001 .....            14,502,526       14,488,619
Retained Earnings ............................            11,230,416       10,001,724
Treasury Stock, 92,987 shares at cost in
     2002 and 62,424 shares at cost in 2001 ..            (1,897,818)      (1,243,692)
Accumulated Other Comprehensive Income .......                36,563           36,950
                                                       -------------    -------------

Total Shareholders' Equity ...................            23,871,687       23,283,601
                                                       -------------    -------------

Total Liabilities and Shareholders' Equity ...         $ 317,329,137    $ 296,184,419
                                                       =============    =============




                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)


                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30                     JUNE 30
                                                                2002          2001          2002           2001
                                                                ----          ----          ----           ----
INTEREST INCOME
         Loans, including Fees ......................       $ 4,641,857   $ 4,939,662   $ 9,131,985    $ 9,906,515
         Taxable Securities .........................            80,070       120,085       158,735        234,574
         Other Interest Income ......................            57,189       196,505       132,864        501,832
                                                            -----------   -----------   -----------    -----------
Total Interest Income ...............................         4,779,116     5,256,252     9,423,584     10,642,921

INTEREST EXPENSE
         Deposits ...................................         1,525,975     2,119,146     3,031,351      4,483,038
         Borrowings .................................           502,812       437,815       953,596        817,944
                                                            -----------   -----------   -----------    -----------
Total Interest Expense ..............................         2,028,787     2,556,961     3,984,947      5,300,982
                                                            -----------   -----------   -----------    -----------

         Net Interest Income ........................         2,750,329     2,699,291     5,438,637      5,341,939


Provision for Loan Losses ...........................           124,500       150,100       234,000        338,800
                                                            -----------   -----------   -----------    -----------

Net Interest Income after Provision for Loan Losses .         2,625,829     2,549,191     5,204,637      5,003,139

NONINTEREST INCOME
         Service Charges on Deposits ................            61,211        53,055       121,917         96,405
         Retirement Plan Investment and
             Administrative Fees ....................            57,068        59,102       145,218        132,634
         Net Gains on Sales of Assets ...............             6,995           806         6,995         16,897
         Other Income ...............................            44,554        90,472       120,598        130,380
                                                            -----------   -----------   -----------    -----------
Total Noninterest Income ............................           169,828       203,435       394,728        376,316

NONINTEREST EXPENSES
         Salaries and Benefits ......................         1,011,948       925,468     2,022,419      1,852,538
         Occupancy and Equipment, Net ...............           106,098        92,827       209,645        189,348
         Data Processing ............................            47,894        42,962        97,675         87,809
         Professional Services ......................            56,563        68,588       112,107        123,792
         State Franchise Tax ........................            65,514        49,918       116,479         99,828
         Other Expenses .............................           238,126       317,242       502,730        533,530
                                                            -----------   -----------   -----------    -----------
Total Noninterest Expenses ..........................         1,526,143     1,497,005     3,061,055      2,886,845
                                                            -----------   -----------   -----------    -----------

Income Before Taxes .................................         1,269,514     1,255,621     2,538,310      2,492,610
Income Tax Expense ..................................           438,520       436,623       877,500        867,029
                                                            -----------   -----------   -----------    -----------

Net Income ..........................................           830,994       818,998     1,660,810      1,625,581


Other Comprehensive Income (Loss) ...................            25,760         4,957          (387)         7,254
                                                            -----------   -----------   -----------    -----------
Comprehensive Income ................................       $   856,754   $   823,955   $ 1,660,423    $ 1,632,835
                                                            ===========   ===========   ===========    ===========


EARNINGS PER COMMON SHARE

Basic ...............................................       $      0.42   $      0.40   $      0.83    $      0.79
                                                            ===========   ===========   ===========    ===========

Diluted .............................................       $      0.40   $      0.38   $      0.80    $      0.76
                                                            ===========   ===========   ===========    ===========




                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                              JUNE 30
                                                                        2002            2001
                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Cash Provided by Operating Activities .....           $  1,444,991    $  2,748,133

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities Available for Sale .............             (3,316,062)     (8,340,111)
Maturities of Securities Available for Sale ............                750,000       1,500,000
Calls of Securities Available for Sale .................              2,480,000       6,700,000
Purchases of FHLB Stock ................................               (540,100)             --
Net Increase in Loans ..................................            (26,203,470)    (16,216,268)
Net Proceeds from Sale of Building .....................              1,673,443              --
Purchase of Premises and Equipment .....................               (172,092)       (135,747)
                                                                   ------------    ------------

         Net Cash Flows Used in Investing Activities ...            (25,328,281)    (16,492,126)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits ...............................              4,441,891      18,363,846
Net Proceeds from Issuance of Common Stock .............                 26,974         475,695
Cash Paid in Lieu of Fractional Shares in Stock Split ..                     --            (536)
Purchase of Treasury Shares ............................               (700,354)       (475,250)
Principal Payments on Federal Home Loan Bank Advances ..             (4,211,838)       (375,829)
Advances from Federal Home Loan Bank ...................             20,750,000              --
Proceeds from Issuance of Trust Preferred Securities ...                     --       3,873,283
Repayment of Loans Payable .............................                     --        (107,153)
Dividends Paid .........................................               (563,784)       (326,414)
                                                                   ------------    ------------

         Net Cash Flows Provided by Financing
            Activities..................................             19,742,889      21,427,642
                                                                   ------------    ------------

         Net Change in Cash and Cash Equivalents .......             (4,140,401)      7,683,649
Cash and Cash Equivalents at Beginning of Year .........             38,734,606      34,140,296
                                                                   ------------    ------------
Cash and Cash Equivalents at End of Period .............           $ 34,594,205    $ 41,823,945
                                                                   ============    ============


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at June 30, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 2001, included in its 2001 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to the consolidated financial statements contained in its 2001 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

The accompanying consolidated financial statements include the accounts of CNBC and its wholly-owned subsidiaries, Commerce National Bank ("Commerce National"), CNBC Retirement Services, Inc. ("CRS, Inc.") and CNBC Statutory Trust I. All significant intercompany transactions and balances have been eliminated.

Revenues and assets are derived primarily from the banking industry, serving small business customers in the central Ohio region. Banking deposit products include checking and savings accounts and certificates of deposit. Business loans are secured by real estate, accounts receivable, inventory, equipment and other types of collateral and are expected to be repaid from cash flows from operations of businesses. Personal loans are secured by real estate, stocks and other collateral. A small portion of loans are unsecured. Management considers CNBC to operate in one business segment, banking.

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

Basic Earnings Per Share ("EPS") is net income divided by the weighted-average number of common shares outstanding. Diluted EPS is the net income divided by weighted-average number of common shares outstanding during the year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of CNBC's common stock. The calculation for weighted average shares is as follows:


                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30                JUNE 30
                                                  2002       2001        2002         2001
                                                  ----       ----        ----         ----
Weighted averages shares for basic EPS....     1,993,747   2,066,371   2,004,265   2,063,797
Add dilutive effect of
   Exercise of Stock Options .............        74,224      62,759      69,878      68,499
                                               ---------   ---------   ---------   ---------
Weighted averages shares for diluted EPS..     2,067,971   2,129,130   2,074,143   2,132,296
                                               =========   =========   =========   =========

Stock options excluded from computation
    of diluted earnings per common share
    because they were antidilutive ........           --      28,138         674      34,741


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


NOTE 2 - LOANS

Loans were comprised of the following:


                                              JUNE 30, 2002     DECEMBER 31, 2001
                                              -------------     -----------------
Residential Real Estate Loans ..........       $ 25,940,134        $ 22,099,153
Business Real Estate Loans .............        160,350,276         143,911,931
Business Loans .........................         73,110,412          68,452,393
Personal Loans .........................         14,935,277          13,632,173
                                              -------------       -------------
         Subtotal ......................        274,336,099         248,095,650
Allowance for Loan Losses ..............         (3,565,979)         (3,295,000)
                                              -------------       -------------

Net Loans ..............................       $270,770,120        $244,800,650
                                              =============       =============

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Activity in the allowance for loan losses was as follows:


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                       JUNE 30
                                                       2002           2001          2002            2001
                                                       ----           ----          ----            ----
Beginning Balance ........................          $3,441,463    $2,813,311     $3,295,000     $2,760,000
Loan Loss Provision ......................             124,500       150,100        234,000        338,800
Loans Charged-Off ........................                  --       (27,137)          (540)      (164,637)
Recoveries on Loans Previously
  Charged-Off.............................                  16         8,505         37,519         10,616
                                                   -----------   -----------    -----------    -----------

Ending Balance ...........................          $3,565,979    $2,944,779     $3,565,979     $2,944,779
                                                   ===========   ===========    ===========    ===========

Information regarding nonperforming and impaired loans was as follows:


                                                    JUNE 30, 2002   DECEMBER 31, 2001
                                                    -------------   -----------------
Loans Past Due Over 90 Days
      And Accruing Interest ..................       $   42,731         $   21,450
Nonaccrual Loans .............................               --             30,168

Impaired Loans with No Allowance
      for Loan Losses Allocated ..............       $       --         $   30,168
Impaired Loans with Allowance
      for Loan Losses Allocated ..............        1,088,334            644,762
                                                     ----------         ----------
Total ........................................       $1,088,334         $  674,930
                                                     ==========         ==========

Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance ...........       $  262,000         $  250,000


NOTE 3 - DEPOSITS

Total deposits were classified as follows:


                                                    JUNE 30, 2002   DECEMBER 31, 2001
                                                    -------------   -----------------
Noninterest-bearing demand deposits ........         $ 33,237,449      $ 31,124,719

Interest-bearing Demand ....................           18,367,545        20,718,714
Savings ....................................           77,365,696        80,150,595
Time, Balances Under $100,000 ..............           47,210,106        42,976,781
Time, Balances $100,000 and Over ...........           71,418,912        68,187,008
                                                     ------------      ------------
Total Interest Bearing Deposits ............          214,362,259       212,033,098
                                                     ------------      ------------

Total Deposits .............................         $247,599,708      $243,157,817
                                                     ============      ============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $159,095,000 at June 30, 2002 and $160,910,000 at December 31, 2001. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through a national rate-listing network. The total balances of these time deposits were $80,247,000 at June 30, 2002 and $65,983,000 at December 31, 2001.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - BORROWINGS

Borrowings were as follows:


                                                  June 30, 2002  December 31, 2001
                                                  -------------  -----------------
FHLB Cash Management Advances ................      $ 5,000,000        $        --
FHLB Term Advances ...........................       19,000,000         12,500,000
FHLB Mortgage Matched Advances ...............        8,459,892          3,421,730
FHLB Convertible Fixed Rate Advances .........        8,000,000          8,000,000
                                                    -----------        -----------

Total ........................................      $40,459,892        $23,921,730
                                                    ===========        ===========

Term advances, mortgage-matched advances and convertible fixed rate advances from The Federal Home Loan Bank ("FHLB") are used as a longer term funding source. Mortgage-matched advances with original maturities ranging from 5 to 20 years are utilized to fund fixed rate loans with certain prepayment of principal permitted without penalty. Interest rates on mortgage-matched advances ranged from 5.02 percent to 7.70 percent at June 30, 2002 and have maturity dates through September 2017. Term advances cannot be prepaid without penalty. Interest rates on term advances ranged from 2.56 percent to 6.70 percent at June 30, 2002 and mature between September 2002 and January 2008. Interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. Interest rates on the convertible advances ranged from 4.68 percent to 6.84 percent at June 30, 2002, are convertible between January 2002 and June 2005 and mature January 2009 and June 2010.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Commerce National has entered into a ten-year agreement to lease 38,711 square feet of an office building as its main office facility. The lease will commence September 1, 2002 and will require minimum annual lease payments including tenant's share of estimated operating expenses of $503,000 beginning in year one and increasing over the lease term to $677,000 in year ten. On June 17, 2002, Commerce National sold its existing office building, resulting in a gain of $6,995. Commerce National has entered into a short-term lease with the buyer which terminates on November 4, 2002, with a 30 day renewal option, and calls for lease payments totaling $118,000.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at June 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the three and six months ended June 30, 2002 compared to the same periods in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total assets increased $21.1 million, or 7.1%, to $317.3 million at June 30, 2002. The two largest components of this increase were an increase of $26.0 million in net loans outstanding, offset by a decrease in cash and cash equivalents of $4.1 million.

The decrease in cash and cash equivalents at June 30, 2002, was due to strong loan demand which decreased overall liquidity. Cash and cash equivalents declined from $38.7 million, or 13.1% of total assets, at December 31, 2001 to $34.6 million, or 10.9% of total assets, at June 30, 2002.

The increase in loans was comprised primarily of a $16.4 million increase in business real estate loans and a $4.7 million increase in other business loans. With the low interest rate environment continuing through the first half of 2002, the local real estate market for refinancing and purchases remained active. Average loans outstanding for the six months ended June 30, 2002 were $259.2 million versus $227.0 million for 2001, an increase of 14.2%. Management believes opportunities exist for continued growth due to CNBC's small business focus, commitment to service and a diversified local economy. However, we believe future growth may be at a slower pace due to the existing economic environment.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Total deposit accounts increased $4.4 million during the first six months of 2002. Both interest-bearing demand and savings accounts declined. Commerce National's local customer base of certificates of deposit also decreased $6.8 million. Total certificates of deposit increased $7.5 million, however, due to $14.3 million of growth achieved through solicitation of deposits on the national rate-listing network to which Commerce National subscribes. These out-of-area deposits are utilized to support CNBC's growth and are generally offered at similar rates paid on new certificates of deposit issued to local customers with balances greater than $100,000. Terms on these deposits generally range from 1 to 5 years with a weighted average remaining maturity of 18.9 months and 16.9 months at June 30, 2002 and December 31, 2001, respectively.

Borrowings increased $16.5 million for the six months ended June 30, 2002. $5.0 million of the increase was a short-term borrowing at the end of June 2002. The remaining $11.5 million increase was long-term FHLB borrowings. These borrowings were advanced to fund loans generated in the first half of 2002.

In February 2001, CNBC participated in a pooled transaction involving the issuance of Trust Preferred Securities. These securities carry a tax-deductible interest rate of 10.2% and qualify for inclusion in Tier 1 capital for regulatory capital adequacy purposes. A total of $4.0 million in securities was issued, resulting in $3.9 million in net proceeds to CNBC. CNBC immediately injected $2.0 million of the proceeds into Commerce National as subordinated debentures. Remaining proceeds were used to repay CNBC debt from another financial institution and to purchase CNBC stock in accordance with a stock repurchase program, which was approved by CNBC's directors in 2001 and 2002.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Net income for the six-month period ended June 30, 2002 was $1,660,810, a 2.2% increase, compared to $1,625,581 during the same period in 2001. The increase in earnings was primarily driven by a $97,000 increase in net interest income, a decrease in the provision for loan losses of $105,000, and an increase in noninterest income of $18,000, offset by an increase in noninterest expenses of $174,000 and increased federal income tax expense of $10,000.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets, such as loans and securities, and interest-bearing liabilities, such as deposits and borrowings. Net interest income increased by $97,000 for the six-month period ended June 30, 2002, compared to the same period in 2001. This slight increase in net interest income was due to the growth in average interest-bearing assets and liabilities reduced by the effects of lower market interest rates and compressed spreads. Total interest income for the six months ended June 30, 2002 declined $1,219,000, or 11.5%, compared to the six months ended June 30, 2001, while interest expense decreased $1,316,000, or 24.8%, for the same period. The net interest margin for the six months ended June 30, 2002 was 3.87%, compared to 4.21%for the same period in 2001. The margin decline in 2002 was the result of the continuing compression of interest rates, a higher percentage of CNBC's funding sources in borrowings, and an extension in our average maturity of brokered deposits to better position the bank for future changes in interest rates. Offsetting these factors was an increase in the percent of average assets that earn interest and an increase in the percent of earning assets that are loans.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES

The decrease in the provision for loan losses of $105,000 for the six months ended June 30, 2002 over the same period in the prior year was due to net loan recoveries of $37,000 received during the first half of 2002 versus net loan charge-offs of $154,000 incurred during the first half of 2001. While the amount of impaired loans increased from $674,900 at December 31, 2001 to $1,088,000 at June 30, 2002, the allowance allocated for such loans increased only slightly from $250,000 to $262,000. Impaired loans are still low as a percentage of loans, totaling 0.40% at June 30, 2002. The allowance for loan losses was 1.30% of total loans outstanding, compared to 1.33% of total loans outstanding at December 31, 2001.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2002 increased $18,000, representing a 4.9% increase over the same period in the prior year. The increase was the result of a $26,000 increase in service charges on deposits as a result of a declining earnings credit and an increase of $13,000 in fee income from CNBC Retirement Services.

On June 17, 2002, Commerce National sold its office building at a gross sales price of $1,750,000, resulting in a gain on the sale of the building in the amount of $6,995.

NONINTEREST EXPENSE

Noninterest expense was up $174,000, or 6.0% for the six months ended June 30, 2002 versus the six months ended June 30, 2001. Increases in salaries and benefits of $170,000, or 9.2%, accounted for 97.5% of the increase in total noninterest expense for the six months ended June 30, 2002 as compared to the same period in the prior year. This increase is the result of normal salary increases and staff additions to support CNBC's growth.

In March 2002, Commerce National signed a ten-year lease agreement to lease two floors of a four-story office building commencing September 1, 2002. Commerce National will lease 38,700 square feet of space, which is approximately 75% more space than it currently utilizes. We anticipate that Commerce National will sublease approximately 4,500 square feet of the new space at a future date. Management believes that the new office facility will better accommodate CNBC's future growth and will provide an excellent opportunity to expand our customer base and serve the needs of the medical, university and new business communities of which CNBC will be a part. Commerce National has entered into a short-term lease with the buyer which terminates on November 4, 2002, with a 30 day renewal option, and calls for lease payments totaling $118,000. As a result of these new lease agreements, management anticipates that occupancy costs will increase beginning in September.

CNBC continuously monitors noninterest expenses for greater profitability. During the six-month period ending June 30, 2002, other expenses declined $31,000 due to decreases in marketing expenditures and supplies and paper costs. Other changes in noninterest expense were not significant. CNBC's efficiency ratio, which measures the amount of overhead expense needed to generate one dollar of revenue, was 52.5% for the six months ended June 30, 2002. Bank holding companies in our peer group average an efficiency ratio of 65%.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Federal income tax expense increased $10,000 for the six months ended June 30, 2002 versus the six months ended June 30, 2001. The increase in federal income tax expense was the result of CNBC's increased profitability. CNBC's effective tax rate was 34.6% for the six months ended June 30, 2002 compared to 34.8% for the six months ended June 30, 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001

Second quarter income in 2002 was $830,994, a 1.5% increase over the $818,998 for the same period in 2001. The increase in earnings was due to improved net interest income of $51,000 and a decrease in the provision for loan losses of $26,000, offset by decreased noninterest income of $34,000 and increased noninterest expense of $29,000.

NET INTEREST INCOME

Interest income for the second quarter 2002 was $4,779,000, a decrease of $477,000, or 9.1% over the same period in 2001. Interest expense for the second quarter 2002 was $2,029,000, a decrease of $528,000, or 20.7%, over the same period in 2001. Interest expense on savings balances declined $343,000 as the result of a sharp decline in short-term interest rates. Interest expense on time deposits declined $237,000 as higher costing time deposits are being renewed or replaced at lower current rates. The net interest margin for the three months ended June 30, 2002, was 3.84% compared to 4.23% for the same period in 2001.

NONINTEREST EXPENSE

Noninterest expense increased $29,000 for the three months ended June 30, 2002 versus the three months ended June 30, 2001. Increases in salaries and benefits totaled $86,000, or 9.3%, for the quarter ended June 30, 2002 as compared to the same period in 2001. This increase is the result of normal salary increases and staff additions to support CNBC's growth.

Professional services decreased 17.5%, for the three months ended June 30, 2002. This $12,000 decrease was largely a result of 2001 consulting fees related to internet banking and testing of Commerce National's computer network system, as well as decreased consulting fees related to CRS, Inc.

CNBC encourages efficiency ratio reductions. Miscellaneous expenses declined $79,000 for the three months ended June 30, 2002 as compared to the same period in 2001. The decline was largely a result of decreased marketing expenditures and supplies and paper costs.


LIQUIDITY

CNBC's objective in managing liquidity is to maintain the ability to meet the cash flow needs of its customers, such as new loan requests or deposit withdrawals, as well as its own financial commitments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. The principal sources of liquidity are deposits, loan principal payments, money market mutual funds, securities available for sale, federal funds sold and cash and deposits with banks. Along with its liquid assets, CNBC has additional sources of liquidity available to ensure that adequate funds are available as needed. These sources include, but are not limited to, the sale of loan participations to

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


other financial institutions, the purchase of federal funds and borrowing from the Federal Home Loan Bank or Federal Reserve Bank. Management believes that it has the capital adequacy, profitability and reputation to meet its current and foreseeable liquidity needs.

At June 30, 2002, Commerce National had $45.0 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. These sources include cash and short-term investments of $22.1 million and unpledged investment securities of $2.2 million. Other funding sources include $9.8 million available under a line of credit with the Federal Home Loan Bank ("FHLB") and federal fund lines of $10.9 million with other banks. Commerce National has a blanket pledge on its 1-4 family real estate loans that would allow borrowings with the FHLB of an additional $6.0 million.

In addition to the FHLB line of credit, Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $59,621,000. No borrowings with the Federal Reserve were outstanding at June 30, 2002.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected CNBC's level of cash and cash equivalents, cash flows and liquidity during the first half of 2002 were net increases of loans of $26.2 million, net increases in deposits of $4.4 million, principal payments on Federal Home Loan Bank advances of $4.2 million and advances from Federal Home Loan Bank of $20.8 million.

CAPITAL RESOURCES

Total shareholders' equity increased $588,000 between December 31, 2001 and June 30, 2002. The increase was primarily due to earnings retained net of $700,000 in treasury share purchases and $399,000 of dividends declared. In 2002, CNBC began paying its dividend quarterly versus semi-annually in the past.

CNBC and Commerce National are both subject to regulatory capital requirements. These requirements measure capital levels utilizing three different calculations. Based on these calculations, CNBC and Commerce National are assigned to a capital category which, among other things, dictates certain business practices of the organization, the level of Commerce National's FDIC insurance premiums and which process is followed in obtaining regulatory approvals necessary for branch applications, mergers and similar transactions. CNBC's capital requirements are measured on a combined basis with Commerce National, CRS, Inc. and CNBC Statutory Trust I, using consolidated totals. Commerce National is measured independently. As of June 30, 2002 and December 31, 2001, CNBC and Commerce National were classified in the "well capitalized" category. It is management's policy to manage the growth of Commerce National and provide for the appropriate capital resources that will result in Commerce National maintaining its classification as a "well capitalized" institution. Similarly, it is management's policy to maintain the classification of CNBC as either "adequately capitalized" or "well capitalized."

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Actual capital ratios are as follows as of June 30, 2002:


                                                               Tier 1  Total Risk-based
                                              Leverage        Capital           Capital
                                              --------        -------           -------
Regulatory Capital Requirements:
  Minimum                                         4.0%           4.0%              8.0%
  Well- Capitalized                               5.0%           6.0%             10.0%
  CNBC                                            9.3%          11.0%             12.2%
  Commerce National                               7.4%           8.7%             12.0%

In 2002 and 2001, CNBC approved common stock repurchase programs. Stock repurchased pursuant to these programs may be used for general corporate purposes and may be reissued. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 33,085 shares in the first half of 2002 and 62,894 shares during 2001 under this authorization.

In February 2001, CNBC issued $4.0 million of Obligated Mandatorily Redeemable Capital Securities through a special purpose subsidiary in a private offering. These securities are included in Tier 1 Capital for CNBC Bancorp's regulatory capital calculation, however the interest paid is deductible for tax purposes. CNBC injected $2.0 million of the net proceeds into Commerce National in the form of subordinated notes.

On April 24, 2001, CNBC's shareholders approved an increase in its authorized shares from two million to three million which provided the necessary shares for its Board of Directors to approve a three-for-two stock split effected in the form of a 50% stock dividend payable on May 10, 2001. All shares and per share amounts have been restated to reflect the three-for-two stock split.

Cash dividends declared and paid to shareholders of CNBC totaled $399,000, or $0.20 per share, during the first half of 2002. This compared to dividends of $321,000, or $0.18 per share, for the same period in 2001.

                                  CNBC BANCORP

                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                          PART II - OTHER INFORMATION

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

Item 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
               On April 23, 2002, CNBC Bancorp held the Annual Meeting of Shareholders at which shareholders voted upon the election of six directors for a term expiring in 2005. The results of the voting on these matters were as follows:

               Nominee                        Votes for           Withheld
               -------                        ---------           --------

               Loreto V. Canini               1,279,924              0
               Jameson Crane, Jr.             1,279,924              0
               George A. Gummer               1,279,924              0
               William L. Hoy                 1,279,924              0
               Thomas D. McAuliffe            1,279,924              0
               Samuel E. McDaniel             1,279,924              0

               The following director's term of office continued after the meeting:

               Mark S. Corna, Judith A. DeVillers, Clark Kellogg, Donald R. Kenney, John A. Romelfanger, Richard F. Ruhl, David J. Ryan, Peter C. Taub, John A. Tonti, Alan R. Weiler, Michael Wren.

               Other matters submitted to the shareholders, for which the following votes were cast:

               1) Ratification of Crowe, Chizek and Company LLP as independent auditors for CNBC Bancorp.


               FOR:  1,255,444      WITHHOLD AUTHORITY:   19,860       ABSTAIN:   4,620

               2) To consider and vote upon the CNBC Bancorp 2002 Stock Option Plan.


               FOR:  1,092,523      WITHHOLD AUTHORITY:   53,013       ABSTAIN:   134,388

               The total number of shares of CNBC Bancorp Common Stock outstanding as of March 15, 2002, the record date of the Annual Meeting, was 1,998,000.

Item 5 -       OTHER INFORMATION:
               There are no matters required to be reported under this item.

Item 6 -       EXHIBITS AND REPORTS ON FORM 8-K:
                 (a)(1) Exhibit 10.1 - CNBC Bancorp 2002 Stock Option Plan. Reference is made to Exhibit 10.7 to Form 10-QSB dated March 31, 2002.

                    (2) Exhibit 10.2 - Employment Agreement dated as of April 1, 2002, by and between and among Commerce National Bank, CNBC Bancorp and Pamela S. Miller. Reference is made to Exhibit 10.8 to Form 10-QSB dated March 31, 2002.

                                  CNBC BANCORP
                                   FORM 10-QSB
                          Quarter ended June 30, 2002
                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


                    (3) Exhibit 10.3 - Employment Agreement dated as of April 1, 2002, by and between and among Commerce National Bank, CNBC Bancorp and Mark Sbrochi. Reference is made to Exhibit 10.3 to Form 10-QSB dated June 30, 2002.

                    (4) Exhibit 11 - Computation of Earnings per Share. Reference is made to CNBC Bancorp Form 10-QSB dated June 30, 2002, Note 1, page 6, which is incorporated herein by reference.

                    (5) Exhibit 99.1 - Certification of Quarterly Report on Form 10-QSB


               (b) No current reports on Form 8-K were filed by the small business issuer during the quarter ended June 30, 2002.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CNBC BANCORP
                                         ---------------------------------------
                                         (Registrant)




Date:   August 12, 2002                  /s/ Thomas D. Mcauliffe
      ---------------------------        ---------------------------------------
                                         (Signature)
                                         Thomas D. McAuliffe
                                         Chairman and President



Date:   August 12, 2002                  /s/ John A. Romelfanger
     ---------------------------         ---------------------------------------
                                         (Signature)
                                         John A. Romelfanger
                                         Secretary



Date:   August 12, 2002                  /s/ Pamela S. Miller
     ---------------------------         ---------------------------------------
                                         (Signature)
                                         Pamela S. Miller
                                         Treasurer

                                Index to Exhibits

--------------------------------------------------------------------------------


EXHIBIT NUMBER                              DESCRIPTION                                  PAGE NUMBER
--------------                              -----------                                  -----------
         10.1            CNBC Bancorp 2002 Stock Option Plan                     Reference is made to Exhibit 10.7 to
                                                                                 Form 10-QSB dated March 31, 2002,
                                                                                 which exhibit is incorporated herein
                                                                                 by reference.

         10.2            Employment Agreement dated as of April 1, 2002          Reference is made to Exhibit 10.8 to
                         by and between and among Commerce National Bank,        Form 10-QSB dated March 31, 2002, which
                         CNBC Bancorp and Pamela S. Miller                       exhibit is incorporated herein by reference.


         10.3            Employment Agreement dated as of April 1, 2002          Reference is made to Exhibit 10.3 to
                         by and between and among Commerce National Bank         CNBC's Form 10-QSB dated June 30, 2002.
                         CNBC Bancorp and Mark Sbrochi

          11             Computation of Earnings per Share                       Reference is made to CNBC's Form 10-QSB
                                                                                 dated June 30, 2002, Note 1, page 6,
                                                                                 which exhibit Is incorporated herein
                                                                                 by reference.

         99.1            Certification of Quarterly Report on Form 10-QSB        Reference is made to Exhibit 99.1 to
                                                                                 CNBC's Form 10-QSB dated June 30, 2002.