Form 10QSB
period 2002-09-30
CNBC BANCORP /OH
filed 2002-11-13
CIK 1050078

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission file number:  000-28203

                                  CNBC BANCORP
                                  ------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                     31-1478140
---------------------------------        ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

                 3650 Olentangy River Road, Columbus, Ohio 43214
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (614) 583-2200
                        ---------------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common stock, without par value                 1,992,345 common shares
                                                outstanding at October 31, 2002

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                                  CNBC BANCORP
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets .............................   3

       Condensed Consolidated Income and Comprehensive Income Statements..   4

       Condensed Consolidated Statements of Cash Flows ...................   5

       Notes to the Consolidated Financial Statements ....................   6

Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  11

Item 3. Controls and Procedures...........................................  17


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  18

Item 2.  Changes in Securities and Use of Proceeds........................  18

Item 3.  Defaults Upon Senior Securities..................................  18

Item 4.  Submission of Matters to a Vote of Security Holders..............  18

Item 5.  Other Information................................................  18

Item 6.  Exhibits and Reports on Form 8-K.................................  18

SIGNATURES   .............................................................  19

                                  CNBC BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       SEPTEMBER 30     DECEMBER 31
                                                           2002             2001
                                                           ----             ----
ASSETS

Cash and Noninterest-bearing Balances .............   $  15,469,804    $   9,103,065
Interest-bearing Balances .........................         293,726          193,670
Federal Funds Sold ................................      12,000,000       10,000,000
Money Market Funds ................................      11,028,432       19,437,871
                                                      -------------    -------------
  Total Cash and Cash Equivalents .................      38,791,962       38,734,606

Securities Available for Sale .....................       6,982,976        7,335,626
Loans, Net ........................................     273,607,312      244,800,650
Premises and Equipment ............................       1,183,086        2,304,231
Accrued Interest Receivable .......................       1,105,398        1,080,106
Other Assets ......................................       2,247,507        1,929,200
                                                      -------------    -------------

Total Assets ......................................   $ 323,918,241    $ 296,184,419
                                                      =============    =============

LIABILITIES

Deposits ..........................................   $ 258,269,781    $ 243,157,817
Borrowings ........................................      36,007,134       23,921,730
Obligated Mandatorily Redeemable Capital Securities
     of Subsidiary Trust ..........................       4,000,000        4,000,000
Other Liabilities .................................       1,239,363        1,821,271
                                                      -------------    -------------

Total Liabilities .................................     299,516,278      272,900,818

SHAREHOLDERS' EQUITY

Common Stock No Par Value;
     Authorized Shares - 3,000,000
     Issued - 2,084,559 in 2002 and 2001 ..........      14,505,618       14,488,619
Retained Earnings .................................      11,742,633       10,001,724
Treasury Stock, 92,214 shares at cost in
     2002 and 62,424 shares at cost in 2001 .......      (1,883,648)      (1,243,692)
Accumulated Other Comprehensive Income ............          37,360           36,950
                                                      -------------    -------------

Total Shareholders' Equity ........................      24,401,963       23,283,601
                                                      -------------    -------------

Total Liabilities and Shareholders' Equity ........   $ 323,918,241    $ 296,184,419
                                                      =============    =============








                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
             CONDENSED CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   STATEMENTS
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30                SEPTEMBER 30
                                                                       2002           2001           2002          2001
                                                                   -----------    -----------    -----------    -----------

INTEREST INCOME
         Loans, including Fees ................................    $ 4,757,949    $ 4,898,211    $13,889,934    $14,804,726
         Taxable Securities ...................................         72,080        111,039        230,815        345,613

         Other Interest Income ................................         75,785        148,166        208,649        649,998
                                                                   -----------    -----------    -----------    -----------
Total Interest Income .........................................      4,905,814      5,157,416     14,329,398     15,800,337

INTEREST EXPENSE
         Deposits .............................................      1,524,853      2,000,021      4,556,204      6,483,059
         Borrowings ...........................................        565,210        440,653      1,518,806      1,258,597
                                                                   -----------    -----------    -----------    -----------
Total Interest Expense ........................................      2,090,063      2,440,674      6,075,010      7,741,656
                                                                   -----------    -----------    -----------    -----------

         Net Interest Income ..................................      2,815,751      2,716,742      8,254,388      8,058,681


Provision for Loan Losses .....................................        164,500        130,100        398,500        468,900
                                                                   -----------    -----------    -----------    -----------

Net Interest Income after Provision for Loan Losses ...........      2,651,251      2,586,642      7,855,888      7,589,781

NONINTEREST INCOME
         Service Charges on Deposits ..........................         85,858         61,247        207,775        157,652
         Retirement Plan Investment and
                     Administrative Fees ......................         71,382         61,924        216,600        194,558
         Net Gains on Sales of Assets .........................              -            810          6,995         17,707

         Other Income .........................................         32,756         40,206        153,354        170,586
                                                                   -----------    -----------    -----------    -----------
Total Noninterest Income ......................................        189,996        164,187        584,724        540,503

NONINTEREST EXPENSES
         Salaries and Benefits ................................      1,001,695        953,081      3,024,114      2,805,619
         Occupancy and Equipment, Net .........................        160,680         98,291        370,325        287,639
         Data Processing ......................................         48,464         43,582        146,139        131,391
         Professional Services ................................         57,587         59,409        169,694        183,201
         State Franchise Tax ..................................         65,515         65,524        181,994        165,352
         Merger Related Expenses ..............................        172,086              -        172,086              -
         Other Expenses .......................................        247,284        254,938        750,014        788,468
                                                                   -----------    -----------    -----------    -----------
Total Noninterest Expenses ....................................      1,753,311      1,474,825      4,814,366      4,361,670
                                                                   -----------    -----------    -----------    -----------

Income Before Taxes ...........................................      1,087,936      1,276,004      3,626,246      3,768,614
Income Tax Expense ............................................        375,100        443,366      1,252,600      1,310,395
                                                                   -----------    -----------    -----------    -----------


Net Income ....................................................        712,836        832,638      2,373,646      2,458,219


Other Comprehensive Income ....................................            797         19,548            410         26,802
                                                                   -----------    -----------    -----------    -----------
Comprehensive Income ..........................................    $   713,633    $   852,186    $ 2,374,056    $ 2,485,021
                                                                   ===========    ===========    ===========    ===========


EARNINGS PER COMMON SHARE

Basic .........................................................    $      0.36    $      0.40    $      1.19    $      1.19
                                                                   ===========    ===========    ===========    ===========

Diluted .......................................................    $      0.35    $      0.39    $      1.15    $      1.16
                                                                   ===========    ===========    ===========    ===========




                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                                2002             2001
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES

         Net Cash Provided by Operating Activities .....    $  1,820,760     $  3,041,296

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of Securities Available for Sale .............      (3,316,062)     (12,613,463)
Maturities of Securities Available for Sale ............         750,000        1,500,000
Calls of Securities Available for Sale .................       3,480,000       10,935,000
Purchases of FHLB Stock ................................        (540,100)               -
Net Increase in Loans ..................................     (28,806,662)     (22,094,127)
Net Proceeds from Sale of Building .....................       1,673,443                -
Purchase of Premises and Equipment .....................        (780,947)        (195,311)
                                                            ------------     ------------

         Net Cash Flows Used in Investing Activities ...     (27,540,328)     (22,467,901)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Increase in Deposits ...............................      15,111,964       10,773,363
Net Proceeds from Issuance of Common Stock .............          42,851          504,748
Cash Paid in Lieu of Fractional Shares in Stock Split ..               -             (536)
Purchase of Treasury Shares ............................        (700,354)      (1,010,923)
Principal Payments on Federal Home Loan Bank Advances ..     (12,164,596)      (1,439,245)
Advances from Federal Home Loan Bank ...................      24,250,000        4,000,000
Proceeds from Issuance of Trust Preferred Securities ...               -        3,873,283
Repayment of Loans Payable .............................               -       (1,686,480)
Dividends Paid .........................................        (762,941)        (697,606)
                                                            ------------     ------------

         Net Cash Flows Provided by Financing Activities      25,776,924       14,316,604
                                                            ------------     ------------


         Net Change in Cash and Cash Equivalents .......          57,356       (5,110,001)
Cash and Cash Equivalents at Beginning of Year .........      38,734,606       34,140,296
                                                            ------------     ------------
Cash and Cash Equivalents at End of Period .............    $ 38,791,962     $ 29,030,295
                                                            ============     ============


                 See Notes to Consolidated Financial Statements

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of CNBC Bancorp ("CNBC") at September 30, 2002 and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the consolidated financial statements and notes thereto of CNBC Bancorp for the year ended December 31, 2001, included in its 2001 Annual Report. Reference is made to the accounting policies of CNBC Bancorp described in the notes to the consolidated financial statements contained in its 2001 Annual Report. CNBC has consistently followed these policies in preparing this Form 10-QSB.

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

Basic Earnings Per Share ("EPS") is net income divided by the weighted-average number of common shares outstanding. Diluted EPS is net income divided by weighted-average number of common shares outstanding during the year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of CNBC's common stock. The calculation for weighted average shares is as follows:

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   SEPTEMBER 30                 SEPTEMBER 30
                                                2002           2001           2002         2001
                                                ----           ----           ----         ----

Weighted averages shares for basic EPS......  1,991,810     2,056,609      2,000,068     2,061,374
Add dilutive effect of
   Exercise of Stock Options................     73,833        64,840         71,332        65,829
                                              ---------     ---------      ---------     ---------
Weighted averages shares for diluted EPS....  2,065,643     2,121,449      2,071,400     2,127,203
                                              =========     =========      =========     =========

Stock options excluded from computation
   of diluted earnings per common share
   because they were antidilutive...........          -         9,908              -        10,283

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

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No.143, "Asset Retirement Obligations." The provisions of this standard apply to asset retirement obligations beginning in 2003. CNBC does not believe this standard will have a material effect on its financial position or results of operation.

Effective January 1, 2002, CNBC adopted SFAS No. 144, "Impairment or Disposal of Long-Lived Assets." The effect of this standard on the financial position and results of operations of CNBC is not expected to be material.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This Statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. CNBC does not believe this statement will have a material effect on its financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible assets previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of CNBC was not material, as CNBC does not have any unidentified intangible assets.

Certain items in the financial statements have been reclassified to conform with the current presentation.


NOTE 2 - PENDING MERGER

On August 28, 2002, CNBC Bancorp signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with First Merchants Corporation. Upon closing of this transaction, Commerce National Bank will become a wholly-owned subsidiary of First Merchants Corporation. Under the terms of the agreement, subject to certain conditions being met, CNBC shareholders will receive 1.01 shares of stock in First Merchants Corporation for each share of CNBC Bancorp or $29.57 in cash. The conversion ratio may be subject to adjustment as more fully described in the merger agreement. The transaction is subject to shareholder and regulatory approval and is expected to be effective in the first quarter of 2003.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - LOANS

Loans were comprised of the following:

                                                                SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                                ------------------         -----------------

Residential Real Estate Loans....................                   $ 25,809,615              $ 22,099,153
Business Real Estate Loans.......................                    162,302,563               143,911,931
Business Loans...................................                     74,362,793                68,452,393
Personal Loans...................................                     14,877,037                13,632,173
                                                                  --------------             -------------
         Subtotal................................                    277,352,008               248,095,650
Allowance for Loan Losses........................                     (3,744,696)               (3,295,000)
                                                                    ------------              ------------

Net Loans........................................                   $273,607,312              $244,800,650
                                                                    ============              ============


Activity in the allowance for loan losses was as follows:


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                  2002           2001            2002            2001
                                              -----------    -----------     -----------     -----------

Beginning Balance ........................    $ 3,565,979    $ 2,944,779     $ 3,295,000     $ 2,760,000
Loan Loss Provision ......................        164,500        130,100         398,500         468,900
Loans Charged-Off ........................              -              -            (540)       (164,637)
Recoveries on Loans Previously Charged-Off         14,217          5,602          51,736          16,218
                                              -----------    -----------     -----------     -----------

Ending Balance ...........................    $ 3,744,696    $ 3,080,481     $ 3,744,696     $ 3,080,481
                                              ===========    ===========     ===========     ===========


Information regarding nonperforming and impaired loans was as follows:

                                          SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                          ------------------   -----------------

Loans Past Due Over 90 Days
          And Accruing Interest ........          $   42,731          $   21,450
Nonaccrual Loans .......................             205,424              30,168

Impaired Loans with No Allowance
          for Loan Losses Allocated ....          $  924,270          $   30,168
Impaired Loans with Allowance
          for Loan Losses Allocated ....           1,240,655             644,762
                                                  ----------          ----------
Total ..................................          $2,164,925          $  674,930
                                                  ==========          ==========

Amount of Allowance for Loan Losses
Allocated to Impaired Loan Balance .....          $  385,000          $  250,000

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - DEPOSITS

Total deposits were classified as follows:

                                                         SEPTEMBER 30, 2002         DECEMBER 31, 2001
                                                         ------------------         -----------------

Noninterest-bearing demand deposits..............           $    36,584,925           $    31,124,719

Interest-bearing Demand..........................                20,123,929                20,718,714
Savings..........................................                84,781,972                80,150,595
Time, Balances Under $100,000....................                45,427,563                42,976,781
Time, Balances $100,000 and Over.................                71,351,392                68,187,008
                                                             --------------            --------------
Total Interest Bearing Deposits..................               221,684,856               212,033,098
                                                             --------------            --------------

Total Deposits...................................            $  258,269,781            $  243,157,817
                                                             ==============            ==============


Total deposit accounts with balances of $100,000 and over, including noninterest-bearing demand accounts, totaled $172,165,000 at September 30, 2002 and $160,910,000 at December 31, 2001. Commerce National accepts time deposits from customers outside its primary market area, which are primarily solicited through brokers and national rate-listing networks. The total balances of these time deposits were $78,960,000 at September 30, 2002 and $65,983,000 at December 31, 2001.




NOTE 5 - BORROWINGS

Borrowings were as follows:

                                                         SEPTEMBER 30, 2002        DECEMBER 31, 2001
                                                         ------------------        -----------------

FHLB Cash Management Advances....................             $   2,000,000             $          -
FHLB Term Advances...............................                18,000,000               12,500,000
FHLB Mortgage Matched Advances...................                 8,007,134                3,421,730
FHLB Convertible Fixed Rate Advances.............                 8,000,000                8,000,000
                                                              -------------             ------------

Total............................................             $  36,007,134             $ 23,921,730
                                                              =============             ============

Term advances, mortgage-matched advances and convertible fixed rate advances from The Federal Home Loan Bank ("FHLB") are used as a longer term funding source. Mortgage-matched advances with original maturities ranging from 5 to 20 years are utilized to fund fixed rate loans with certain prepayment of principal permitted without penalty. Interest rates on mortgage-matched advances ranged from 4.23 percent to 7.70 percent at September 30, 2002 and have maturity dates through September 2017. Term advances cannot be prepaid without penalty. Interest rates on term advances ranged from 2.56 percent to 6.70 percent at September 30, 2002 and mature between October 2002 and January 2008. Interest rates on the convertible fixed-rate advances are fixed for a specified number of years, then are convertible at the option of the FHLB. If the convertible option is exercised, the advance may be prepaid without penalty. Interest rates on the convertible advances ranged from 4.68 percent to 6.84 percent at September 30, 2002, are convertible between October 2002 and June 2005 and mature January 2009 and June 2010.

                                  CNBC BANCORP
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commerce National has entered into a ten-year agreement to lease 38,711 square feet of an office building as its main office facility. The lease commenced September 1, 2002 and requires minimum annual lease payments including tenant's share of estimated operating expenses of $503,000 beginning in year one and increasing over the lease term to $677,000 in year ten. On June 17, 2002, Commerce National sold its existing office building, resulting in a gain of $6,995. Upon the sale, Commerce National entered into a short-term lease with the buyer which terminates on November 4, 2002, and calls for total lease payments over the lease term of $118,000.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

INTRODUCTION

The following discussion focuses on the consolidated financial condition of CNBC Bancorp ("CNBC") at September 30, 2002, compared to December 31, 2001, and the consolidated results of operations for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and related footnotes.

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


FINANCIAL CONDITION

Total assets increased $27.7 million, or 9.4%, to $323.9 million at September 30, 2002. The two largest components of this increase were an increase of $28.8 million in net loans outstanding, offset by a decrease in premises and equipment of $1.1 million.

Cash and cash equivalents at September 30, 2002 remained relatively unchanged from December 31, 2001. Cash and cash equivalents declined from 13.1% of total assets at December 31, 2001 to 12.0% of total assets at September 30, 2002.

The increase in loans was comprised primarily of an $18.4 million increase in business real estate loans and a $5.9 million increase in other business loans. With the low interest rate environment continuing through the first nine months of 2002, the local real estate market for refinancing and purchases remained active, offering opportunities to close new loans but also increasing the prepayment speeds of our existing portfolio. Average loans outstanding for the nine months ended September 30, 2002 were $264.7 million versus $230.8 million for 2001, an increase of 14.6%. Management believes our pending merger with First Merchants Corporation will allow us to continue to grow with our customer base and develop larger relationships that we may not have been able to service before.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Premises and equipment decreased by $1.1 million due to the sale of Commerce National's office building in June 2002, offset by leasehold improvements completed in the new facility leased by Commerce National.

Total deposit accounts increased $15.1 million during the first nine months of 2002. Both noninterest-bearing demand and savings accounts increased over the nine months by $5.5 million and $4.6 million, respectively. Commerce National's local customer base of certificates of deposit decreased $7.4 million, however total certificates of deposit increased $5.6 million. This increase was driven by the $13.0 million of growth achieved through solicitation of deposits through brokers and national rate-listing networks to which Commerce National subscribes. These out-of-area deposits are utilized to support CNBC's growth and are generally offered at similar rates paid on new certificates of deposit issued to local customers with balances greater than $100,000. Terms on these deposits generally range from 3 months to 5 years with a weighted average remaining maturity of 17.0 months and 16.9 months at September 30, 2002 and December 31, 2001, respectively.

Borrowings increased $12.1 million for the nine months ended September 30, 2002. $2.0 million of the increase was a short-term borrowing at the end of September 2002. The remaining $10.1 million increase was long-term FHLB borrowings. These borrowings were advanced to fund loans generated in the first nine months of 2002.

In February 2001, CNBC participated in a pooled transaction involving the issuance of Trust Preferred Securities. These securities carry a tax-deductible interest rate of 10.2% and qualify for inclusion in Tier 1 capital for regulatory capital purposes. A total of $4.0 million in securities was issued, resulting in $3.9 million in net proceeds to CNBC. CNBC immediately injected $2.0 million of the proceeds into Commerce National as subordinated debentures. Remaining proceeds were used to repay CNBC debt from another financial institution and to purchase CNBC stock in accordance with a stock repurchase program, which was approved by CNBC's directors in 2001 and 2002.

On August 28, 2002, CNBC Bancorp signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with First Merchants Corporation. Under the terms of the agreement, upon closing of this transaction, Commerce National Bank will become a wholly-owned subsidiary of First Merchants Corporation. The transaction is subject to shareholder and regulatory approval and is expected to be effective in the first quarter of 2003.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net income for the nine-month period ended September 30, 2002 was $2,373,646, a 3.4% decrease, compared to $2,458,219 during the same period in 2001. The decrease in earnings was primarily driven by an increase in noninterest expenses of $453,000, offset by a $196,000 increase in net interest income, by a decrease in the provision for loan losses of $70,000, by an increase in noninterest income of $44,000 and by a decrease in federal income tax expense of $58,000.

NET INTEREST INCOME

Net interest income is the largest component of CNBC's income and is affected by the interest rate environment and the volume and composition of interest-earning assets, such as loans and securities, and interest-bearing liabilities, such as deposits and borrowings. Net interest income increased by $196,000

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

for the nine-month period ended September 30, 2002, compared to the same period in 2001. This increase in net interest income was due to the growth in average interest-bearing assets and liabilities reduced by the effects of lower market interest rates and compressed interest spreads. Total interest income for the nine months ended September 30, 2002 declined $1,471,000, or 9.3%, compared to the nine months ended September 30, 2001, while interest expense decreased $1,667,000, or 21.5%, for the same period. The net interest margin for the nine months ended September 30, 2002 was 3.81%, compared to 4.17% for the same period in 2001. The margin decline in 2002 was the result of the continuing compression of interest rates, a higher percentage of CNBC's funding sources in borrowings, and the inability to lower deposit rates to the level needed to offset declining asset yields. Offsetting these factors was an increase in the percent of average assets that earn interest and an increase in the percent of earning assets that are loans.

PROVISION FOR LOAN LOSSES

The decrease in the provision for loan losses of $70,000 for the nine months ended September 30, 2002 over the same period in the prior year was due to net loan recoveries of $51,000 received during the first nine months of 2002 versus net loan charge-offs of $148,000 incurred during the first nine months of 2001. Impaired loans increased from $674,900 at December 31, 2001 to $2,164,925 at September 30, 2002. The allowance allocated for such loans increased from $250,000 to $385,000. Impaired loans are still low as a percentage of loans, totaling 0.78% at September 30, 2002. The allowance for loan losses was 1.35% of total loans outstanding, compared to 1.33% of total loans outstanding at December 31, 2001.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2002 increased $44,000, representing an 8.2% increase over the same period in the prior year. The increase was the result of a $50,000 increase in service charges on deposits as a result of a declining earnings credit rate and an increase of $22,000 in fee income from CNBC Retirement Services.

On June 17, 2002, Commerce National sold its office building at a gross sales price of $1,750,000, resulting in a gain on the sale of the building in the amount of $6,995. Gains on sales of assets in 2001 of $17,707 related to investment securities that were called.

NONINTEREST EXPENSE

Noninterest expense increased $453,000, or 10.4% for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001. Increases in salaries and benefits of $218,000 accounted for 48.3% of this increase. This increase is the result of normal salary increases and staff additions to support CNBC's growth.

In March 2002, Commerce National signed a ten-year lease agreement to lease two floors of a four-story office building commencing September 1, 2002. Commerce National has leased 38,700 square feet of space, which is approximately 75% more space than its previous building utilization. Management anticipates that Commerce National will sublease approximately 4,500 square feet of the new space at a future date. On October 14, 2002, the move to our new office at 3650 Olentangy River Road was successfully completed. Management believes that the new office facility will better accommodate CNBC's future growth and will provide an excellent opportunity to expand our customer base and serve the needs of the medical, university and new business communities of which CNBC will be a part.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Commerce National entered into a short-term lease with the buyer of our old office building, which terminates on November 4, 2002. This lease calls for total lease payments over the lease term of $118,000. As a result of these new lease agreements, occupancy costs increased $83,000, or 28.7%, for the nine months ended September 30, 2002 as compared to the same period in the prior year.

On August 28, 2002, CNBC Bancorp signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with First Merchants Corporation. Merger related expenses of $172,000 accounted for 38.0% of the increase in noninterest expense for the nine month period.

Federal income tax expense decreased $58,000 for the nine months ended September 30, 2002 versus the nine months ended September 2001. The decrease in federal income tax expense was the result of CNBC's decreased profitability. CNBC's effective tax rate was 34.5% for the nine months ended September 30, 2002 compared to 34.8% for the nine months ended September 30, 2001.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Third quarter income in 2002 was $712,836, a 14.4% decrease over the $832,638 for the same period in 2001. The decrease in earnings was due to an increase in the provision for loan losses of $34,000 and an increase in noninterest expense of $278,000, offset by improved net interest income of $99,000, an increase in noninterest income of $26,000, and decreased income tax expense of $68,000.

NET INTEREST INCOME

Interest income for the third quarter 2002 was $4,906,000, a decrease of $252,000, or 4.9% over the same period in 2001. Interest expense for the third quarter 2002 was $2,090,000, a decrease of $351,000, or 14.4%, over the same period in 2001. Interest expense on savings balances declined $265,000 as the result of a sharp decline in short-term interest rates. Interest expense on time deposits declined $206,000 as higher rate time deposits are being renewed or replaced at lower current rates. Interest expense on borrowings increased $125,000 as quarterly average borrowings increased $13.6 million at September 30, 2002 as compared to September 30, 2001. The net interest margin for the three months ended September 30, 2002, was 3.70% compared to 4.08% for the same period in 2001.

NONINTEREST EXPENSE

Noninterest expense increased $278,000 for the three months ended September 30, 2002 versus the three months ended September 30, 2001. Increases in salaries and benefits of $49,000 accounted for 17.6% of the increase in total noninterest expense for the three months ended September 30, 2002 as compared to the same period in the prior year. This increase is the result of normal salary increases and staff additions to support CNBC's growth.

In March 2002, Commerce National signed a ten-year lease agreement to lease two floors of a four-story office building commencing September 1, 2002. Commerce National also entered into a short-term lease with the buyer of our old office building which terminates on November 4, 2002, with a 30 day renewal option, and calls for lease payments totaling $118,000. As a result of these new lease agreements, occupancy costs increased $62,000, or 63.5%, for the three months ended September 30, 2002 as compared to the same period in the prior year. This increase accounted for 22.3% of the increase in noninterest expense in 2002 as compared to 2001.

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

On August 28, 2002, CNBC Bancorp signed a definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with First Merchants Corporation. As previously stated, merger related expenses accounted for $172,000, or 61.8%, of the increase in noninterest expense for the three month period.


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

At September 30, 2002, Commerce National had $54.7 million in available short-term funding sources to mitigate risks from changes in deposit account balances or other liquidity needs. These sources include cash and short-term investments of $24.0 million and unpledged investment securities of $1.5 million. Other funding sources include $12.8 million available under a line of credit with the Federal Home Loan Bank ("FHLB") and federal fund lines of $16.4 million with other banks. Commerce National has a blanket pledge on its 1-4 family real estate loans that would allow borrowings with the FHLB of an additional $7.9 million.

In addition to the FHLB line of credit, Commerce National also has collateral pledged to the Federal Reserve Bank that would allow borrowings at the discount window of $66,799,000. No borrowings with the Federal Reserve were outstanding at September 30, 2002.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected CNBC's level of cash and cash equivalents, cash flows and liquidity during the first nine months of 2002 were net increases of loans of $28.8 million, net increases in deposits of $15.1 million, principal payments on Federal Home Loan Bank advances of $12.2 million and advances from Federal Home Loan Bank of $24.3 million.


CAPITAL RESOURCES

Total shareholders' equity increased $1,118,000 between December 31, 2001 and September 30, 2002. The increase was primarily due to earnings retained net of $700,000 in treasury stock purchases and $598,000 of dividends declared. In 2002, CNBC began paying its dividend quarterly versus semi-annually as in the past.

CNBC and Commerce National are both subject to regulatory capital requirements. These requirements measure capital levels utilizing three different calculations. Based on these calculations, CNBC and Commerce National are assigned to a capital category which, among other things, dictates certain

                                  CNBC BANCORP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

business practices of the organization, the level of Commerce National's FDIC insurance premiums and which process is followed in obtaining regulatory approvals necessary for branch applications, mergers and similar transactions. CNBC's capital requirements are measured on a combined basis with Commerce National, CRS, Inc. and CNBC Statutory Trust I, using consolidated totals. Commerce National is measured independently. As of September 30, 2002 and December 31, 2001, CNBC and Commerce National were classified in the "well capitalized" category. It is management's policy to manage the growth of Commerce National and provide for the appropriate capital resources that will result in Commerce National maintaining its classification as a "well capitalized" institution. Similarly, it is management's policy to maintain the classification of CNBC as either "adequately capitalized" or "well capitalized."

Actual capital ratios are as follows as of September 30, 2002:

                                                                    Tier 1        Total Risk-based
                                                Leverage           Capital                 Capital
                                                --------           -------                 -------
Regulatory Capital Requirements:
  Adequately Capitalized                            4.0%              4.0%                    8.0%
  Well Capitalized                                  5.0%              6.0%                   10.0%
  CNBC                                              9.1%             11.1%                   12.3%
  Commerce National                                 7.2%              8.8%                   12.1%

In 2002 and 2001, CNBC approved common stock repurchase programs. Stock repurchased pursuant to these programs may be used for general corporate purposes and may be reissued. The shares will be purchased from time to time in the open market or through private transactions at market price. CNBC purchased 33,085 shares in the first nine months of 2002 and 62,894 shares during the year ended December 31, 2001. In accordance with the merger agreement, CNBC must obtain the consent of First Merchants Corporation prior to any future repurchase of shares.

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

Cash dividends declared by CNBC totaled $598,000, or $0.30 per share, during the first nine months of 2002. This compares to dividends of $372,000, or $0.18 per share, for the same period in 2001. In 2002, CNBC began paying its dividend quarterly versus semi-annually in the past. CNBC is restricted by its merger agreement from paying any quarterly dividend greater than $0.10 cents per share.

                                  CNBC BANCORP

                                   FORM 10-QSB
                        Quarter ended September 30, 2002
                                 PART I - Item 3

--------------------------------------------------------------------------------

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of CNBC Bancorp's management, including our President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on their evaluation, our President and Treasurer have concluded that CNBC Bancorp's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by CNBC Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President and Treasurer have concluded that there were no significant changes in CNBC's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  CNBC BANCORP

                                   FORM 10-QSB
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION

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

Item 4 -       Submission of Matters to a Vote of Security Holders:
               ---------------------------------------------------
               There are no matters required to be reported under this item.

Item 5 -       Other Information:
               -----------------
               There are no matters required to be reported under this item.

Item 6 -       Exhibits and Reports on Form 8-K:
               --------------------------------
                 (a)(1) Exhibit 2 - Agreement of Reorganization and Merger between First Merchants Corporation and CNBC Bancorp dated August 28, 2002. Reference is made to CNBC Bancorp's Current Report on Form 8-K filed August 28, 2002.

                    (2) Exhibit 10.1 - CNBC Bancorp 2002 Stock Option Plan. Reference is made to Exhibit 10.7 to Form 10-QSB dated March 31, 2002.

                    (3) Exhibit 10.2 - Employment Agreement dated as of April 1, 2002, by and between and among Commerce National Bank, CNBC Bancorp and Pamela S. Miller. Reference is made to Exhibit 10.8 to Form 10-QSB dated March 31, 2002.

                    (4) Exhibit 10.3 - Employment Agreement dated as of April 1, 2002, by and between and among Commerce National Bank, CNBC Bancorp and Mark Sbrochi. Reference is made to Exhibit 10.3 to Form 10-QSB dated June 30, 2002.

                    (5) Exhibit 11 - Computation of Earnings per Share. Reference is made to CNBC Bancorp Form 10-QSB dated September 30, 2002, Note 1, page 6, which is incorporated herein by reference.

                    (6) Exhibit 99.1 - Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    (7) Exhibit 99.2 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


              (b)

                    A report on Form 8-K was filed August 28, 2002 regarding CNBC Bancorp's definitive agreement with First Merchants Corporation, located in Muncie, Indiana, to merge with First Merchants Corporation.

                                  CNBC BANCORP

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CNBC BANCORP
                               ------------------------------------------------
                               (Registrant)




Date:   November 13, 2002      /s/ Thomas D. McAuliffe
      --------------------     ------------------------------------------------
                               (Signature)
                               Thomas D. McAuliffe
                               Chairman and President, CNBC Bancorp
                               Chief Executive Officer, Commerce National Bank





Date:   November 13, 2002      /s/ Pamela S. Miller
     ---------------------     ------------------------------------------------
                               (Signature)
                               Pamela S. Miller
                               Treasurer, CNBC Bancorp
                               Chief Financial Officer, Commerce National Bank

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  --------------------------------------------
               CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB
               --------------------------------------------------

I, Thomas D. McAuliffe, certify that:

1)  I have reviewed this quarterly report on Form 10-QSB of CNBC Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
       -----------------

/s/ Thomas D. McAuliffe
-----------------------

Thomas D. McAuliffe, Chairman and President, CNBC Bancorp
Chief Executive Officer, Commerce National Bank

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                  --------------------------------------------
               CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-QSB
               --------------------------------------------------

I, Pamela S. Miller, certify that:

1)  I have reviewed this quarterly report on Form 10-QSB of CNBC Bancorp;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
       -----------------

/s/ Pamela S. Miller
---------------------------

Pamela S. Miller, Treasurer, CNBC Bancorp
Chief Financial Officer, Commerce National Bank

                                Index to Exhibits

--------------------------------------------------------------------------------

EXHIBIT NUMBER                              DESCRIPTION                                  PAGE NUMBER
--------------                              -----------                                  -----------

           2             Agreement of Reorganization and Merger between          Reference is made to CNBC
                         First Merchant's Corporation and CNBC Bancorp           Bancorp's Current Report on
                         dated August 28, 2002.                                  Form 8-K filed August 28, 2002,
                                                                                 which is incorporated herein by
                                                                                 reference.

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

         10.2            Employment Agreement dated as of April 1, 2002          Reference is made to Exhibit 10.8
                         by and between and among Commerce National Bank,        to Form 10-QSB dated March 31,
                         CNBC Bancorp and Pamela S. Miller                       2002, which exhibit is incorporated
                                                                                 herein by reference.

         10.3            Employment Agreement dated as of April 1, 2002          Reference is made to Exhibit 10.3 to
                         by and between and among Commerce National Bank         CNBC's Form 10-QSB dated June
                         CNBC Bancorp and Mark Sbrochi                           30, 2002.

          11             Computation of Earnings per Share                       Reference is made to CNBC's
                                                                                 Form 10-QSB dated September 30,
                                                                                 2002, Note 1, page 6, which
                                                                                 exhibit is incorporated herein by
                                                                                 reference.

         99.1            Certification of Principal Executive Officer            Reference is made to Exhibit 99.1 to
                         pursuant to 18 U.S.C. Section 1350, As Adopted          CNBC's Form 10-QSB dated September
                         Pursuant to Section 906 of the Sarbanes-Oxley           30, 2002.
                         Act of 2002.


         99.2            Certification of Principal Financial Officer            Reference is made to Exhibit 99.2 to
                         pursuant to 18 U.S.C. Section 1350, As Adopted          CNBC's Form 10-QSB dated September
                         Pursuant to Section 906 of the Sarbanes-Oxley           30, 2002.
                         Act of 2002.
